Form 10-K/A
period 2020-12-31
Malacca Straits Acquisition Co Ltd
filed 2021-06-02
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 30, 2021, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, $0.0001 par value per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Malacca Straits Acquisition Company Limited, unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Report”) amends our Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Report”).

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”).” In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet.

Since their issuances on July 17, 2020 in connection with our initial public offering (the “IPO”) and on July 21, 2020 in connection with the exercise of underwriters’ over-allotment option and until the date of the restatements, our warrants were reflected as a component of equity instead of liabilities on our balance sheet and, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), our statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of July 14, 2020 (the “warrant agreement”), and our application of ASC 815-40 to the warrant agreement. After discussion, evaluation and consultation with management, our audit committee concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Prior to filing this Report, in consultation with our audit committee, we concluded that the Company’s (i) previously issued audited balance sheet dated as of July 17, 2020 which was related to its initial public offering; (ii) unaudited interim financial statements as of and for the three and nine months quarterly period ended September 30, 2020, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2020; and (iii) audited financial statements as of December 31, 2020 and for the period January 1, 2020 (commencement of operations) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 (collectively, the “Affected Periods”) should no longer be relied upon and should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. On May 19, 2021, our audit committee authorized management to restate its audited financial statements for the period ended December 31, 2020 (the “restatement”).

The change in accounting for the warrants reflected in the restatements did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or other non-cash adjustments during the Affected Periods or during any other period for which financial information is included in this Report. Our cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations during the Affected Periods also were not affected.

Items Amended in this Report

This Report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this Report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules.

In addition, our Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

We have not amended our previously filed Current Report on Form 8-K filed on July 23, 2020 or our Quarterly Report on Form 10-Q filed on November 16, 2020 for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 7,187,500 public warrants and 4,375,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 19, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement related to the accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Report and Item 9A: Controls and Procedures, both contained herein

Results of Operations

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

For the year ended December 31, 2020, we had a net loss of $7,625,541, which consists of a loss due to changes in fair value of warrant liabilities of $7,193,729, transaction costs of $186,456 and operating expenses of $311,104, offset by interest earned from bank of $4 and interest earned on marketable securities held in the trust account of $65,744.

Transaction costs amounted to $8,394,954, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $488,704 of other offering costs. Transaction costs of $186,456 attributable to the warrants were expensed.

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

Following the initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants, a total of $143,750,000 was placed in the trust account. We incurred $8,394,954 in transaction costs, including $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $488,704 of other offering costs in connection with the initial public offering and the sale of the private placement warrants. Of these amounts, transactions costs of $186,456 attributable to the issuance of the warrants were expensed.

For the year ended December 31, 2020, net cash used in operating activities was $303,752. Net loss of $7,625,541 primarily related to the loss from change in fair market value of derivative warrant liabilities of $7,193,729 and was further affected by formation cost paid by the Sponsor of $1,707, interest earned on marketable securities of $65,744 and changes in operating assets and liabilities, which provided $5,641 of cash from operating activities.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,187,500 public warrants to investors in our initial public offering and issued 4,375,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants was initially measured using a Monte Carlo simulation approach with subsequent measurements based off the quarterly trading price, whereas the fair value of the Private Warrants was estimated initially and subsequently using a Modified Black Scholes Model.

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

Reference is made to pages F-1 through F-21 comprising a portion of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Amendment No. 1 to our Annual Report, our management re-evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s public warrants and private placement warrants as described in the Explanatory Note to this Report, our disclosure controls and procedures were not effective as December 31, 2020.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 19, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the Affected Period should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In the table below, percentage ownership is based on 17,968,750 ordinary shares, consisting of (i) 14,375,000 Class A ordinary shares and (ii) 3,593,750 Class B ordinary shares, issued and outstanding as of March 30, 2021. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A common shares on a one-for-one basis.

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

Audit Fees. For the year ended December 31, 2020, fees for our independent registered public accounting firm were approximately $93,000 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Report on Form 10-K.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated July 14, 2020, by and between the Company and BTIG, LLC. (4)
3.1	Amended and Restated Memorandum and Articles of Association. (4)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A ordinary shares Certificate. (2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (2)
4.4	Warrant Agreement dated July 14, 2020 by and between Continental and the Company. (4)
4.5	Description of Securities.***
10.1	Letter Agreement dated July 14, 2020 by and among the Company and its officers, directors and the Sponsor. (4)
10.2	Promissory Note, dated March 31, 2020, issued to the Sponsor. (1)
10.3	Investment Management Trust Agreement dated July 14, 2020 by and between Continental and the Company. (4)
10.4	Registration Rights Agreement dated July 14, 2020 by and between the Company and the Sponsor. (4)
10.5	Securities Subscription Agreement, dated March 31, 2020, between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement dated July 14, 2020 between the Company and the Sponsor. (4)
10.7	Form of Indemnity Agreement. (2)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Document.*

*	Filed herewith.

**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 26, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 6, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 9, 2020
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 17, 2020.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Malacca Straits Acquisition Company Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Malacca Straits Acquisition Company Limited (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

June 1, 2021

MALACCA STRAITS ACQUISITION COMPANY LIMITED

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$730,837
Prepaid expenses	75,844
Total Current Assets	806,681

Cash and marketable securities held in Trust Account	143,815,744
TOTAL ASSETS	$144,622,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities- accrued expenses	$81,485
Derivative warrant liabilities	12,186,260
Deferred underwriting fee payable	5,031,250
Total Liabilities	17,298,995

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 12,232,342 shares at $10.00 per share	122,323,420

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,142,658 shares issued and outstanding (excluding 12,232,342 shares subject to possible redemption)	214
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	12,624,978
Accumulated deficit	(7,625,541)
Total Shareholders’ Equity	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,622,425

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$311,104
Loss from operations	(311,104)

Other income (expense):
Interest earned – bank	4
Interest earned on marketable securities held in Trust Account	65,744
Issuance costs related to warrant liability	(186,456)
Change in fair market value of derivative warrant liabilities	(7,193,729)

Net Loss	$(7,625,541)

Weighted average shares outstanding of Class A redeemable ordinary shares	14,330,357
Basic and diluted net income per share, Class A ordinary shares	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,402,841
Basic and diluted net loss per share, Class B ordinary shares	$(2.26)

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Sale of 14,375,000 Units, less fair value of warrants	14,375,000	1,437	—	—	140,657,938	—	140,659,375

Underwriting discounts and offering costs, net of $186,456 allocated to the warrant liability	—	—	—	—	(8,208,498)	—	(8,208,498)

Excess of cash received over fair value of private placement warrants	—	—	—	—	2,473,094	—	2,473,094

Class A ordinary shares subject to possible redemption	(12,232,342)	(1,223)	—	—	(122,322,197)	—	(122,323,420)

Net loss	—	—	—	—	—	(7,625,541)	(7,625,541)

Balance — December 31, 2020, (As Restated)	2,142,658	$214	3,593,750	$359	$12,624,978	$(7,625,541)	$5,000,010

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(7,625,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	1,707
Interest earned on marketable securities held in Trust Account	(65,744)
Change in fair value of derivative warrant liability	7,193,729
Warrant issuance transaction costs	186,456
Changes in operating assets and liabilities:
Prepaid expenses	(75,844)
Accrued expenses	81,485
Net cash used in operating activities	(303,752)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Warrants	4,375,000
Proceeds from promissory note – related party	10,000
Repayment of promissory note – related party	(246,330)
Payments of offering costs	(229,081)
Net cash provided by financing activities	144,784,589

Net Change in Cash	730,837
Cash – Beginning	—
Cash – Ending	$730,837

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$112,226,290
Change in value of ordinary shares subject to possible redemption	$10,097,130
Offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	25,000
Deferred underwriting fee payable	$5,031,250
Payment of offering costs through promissory note	$234,623

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 14, 2020. On July 17, 2020, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Malacca Straits Management Company Limited (the “Sponsor”), generating gross proceeds of $4,000,000, which is described in Note 5.

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

Transaction costs amounted to $8,394,954, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $488,704 of other offering costs. Transaction costs of $186,456 attributable to the warrants were expensed.

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

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and after payment of underwriters’ fees and commissions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5) and Public Shares held by it in favor of approving a Business Combination. Additionally, public shareholders may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the year ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary share. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary share if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of July 17, 2020
Warrant Liabilities	$-	$4,426,385	$4,426,385
Total Liabilities	4,400,000	4,426,385	8,826,385
Class A Ordinary Shares Subject to Possible Redemption	116,652,678	(4,426,388)	112,226,290
Class A Ordinary Shares	83	45	128
Additional Paid-in Capital	5,008,176	164,242	5,172,418
Accumulated Deficit	(8,617)	(164,284)	(172,901)
Total Shareholders’ Equity	5,000,001	3	5,000,004
Number of Class A ordinary shares subject to redemption	11,665,268	(442,639)	11,222,629

	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$-	$4,647,311	$4,647,311
Total Liabilities	5,037,682	4,647,311	9,684,993
Class A Ordinary Shares Subject to Possible Redemption	134,692,560	(4,647,310)	130,045,250
Class A Ordinary Shares	91	46	137
Additional Paid-in Capital	5,062,036	(158,811)	4,903,225
Retained Earnings (Accumulated Deficit)	(62,478)	158,764	96,286
Total Shareholders’ Equity	5,000,008	(1)	5,000,007
Number of Class A ordinary shares subject to redemption	13,469,256	(464,731)	13,004,525

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$-	$12,186,260	$12,186,260
Total Liabilities	5,112,735	12,186,260	17,298,995
Class A Ordinary Shares Subject to Possible Redemption	134,509,680	(12,186,260)	122,323,420
Class A Ordinary Shares	92	122	214
Additional Paid-in Capital	5,244,915	7,380,063	12,624,978
Accumulated Deficit	(244,356)	7,869,897	7,625,541
Total Shareholders’ Equity	5,000,010	-	5,000,010
Number of Class A ordinary shares subject to redemption	13,450,968	(1,218,626)	12,232,342

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$-	$345,220	$345,220
Transaction costs allocated to issuance of warrants	-	(186,456)	(186,456)
Net income (loss)	(54,366)	158,764	104,398
Basic and diluted income (loss) per share, Class B ordinary shares	(0.02)	0.04	0.02

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$-	$345,220	$345,220
Transaction costs allocated to issuance of warrants	-	(186,456)	(186,456)
Net income (loss)	(62,478)	158,764	96,286
Basic and diluted income (loss) per share, Class B ordinary shares	(0.03)	0.05	0.02

	As Previously Reported	Adjustments	As Restated
Statement of operations for the year ended December 31, 2020 (audited)
Change in fair value of warrant liability	$-	$(7,193,729)	$(7,193,729)
Transaction costs allocated to issuance of warrants	-	(186,456)	(186,456)
Net loss	(245,356)	(7,380,185)	(7,625,541)
Basic and diluted income (loss) per share, Class B ordinary shares	(0.09)	(2.17)	(2.26)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Net income (loss)	$(62,478)	$158,764	$96,286
Change in fair value of warrant liability	-	(345,220)	(345,220)
Transaction costs allocated to issuance of warrants		186,456	186,456
Net cash used in operating activities	(217,596)	-	(217,596)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the year ended December 31, 2020 (audited)
Net loss	$(245,356)	$(7,380,185)	$(7,625,541)
Change in fair value of warrant liability	-	7,193,729	7,193,729
Transaction costs allocated to issuance of warrants	-	186,456	186,456
Net cash used in operating activities	(303,752)	-	(303,752)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

The Company had no activity for the period from July 17, 2019 (inception) through December 31, 2019. Accordingly, the balance sheet as of December 31, 2019, and the statements of operations and statement of cash flows for the comparative period from July 17, 2019 (inception) through December 31, 2019, are not presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 12,232,342 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $8,394,954 of which $8,208,498 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $186,486 of costs allocated to the warrants were charged to operations.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants were valued using a Modified Black Scholes Option Pricing Model and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

Year Ended December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income from Trust Account	$65,744
Net Earnings	$65,744
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	14,330,357
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(7,625,541)
Redeemable Net Earnings	(65,744)
Non-Redeemable Net Loss	$(7,691,285)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	3,402,841
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(2.26)

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 1,875,000 Units at a price of $10.00 per Unit. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — RELATED PARTY TRANSACTIONS

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,000,000. On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor purchased an additional 375,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Private Placement Warrants were deemed to be derivative warrant liabilities at issuance and recorded at fair value. Amounts paid by the Sponsor in excess of the warrants fair value ($2,473,094) was treated as a capital contribution. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 2,142,658 Class A ordinary shares issued and outstanding, excluding 12,232,342 Class A ordinary shares subject to possible redemption.

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

NOTE 8 — WARRANTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at December 31, 2020 are as follows:

	Description	Level	Fair Value
Derivative	Warrant Liabilities – Public Warrants	1	$7,546,875
Derivative	Warrant Liabilities – Private Placement Warrants	3	4,639,385
			$12,186,260

The fair value of the derivative warrant liabilities at September 30, 2020 are as follows:

	Description	Level	Fair Value
Derivative	Warrant Liabilities – Public Warrants	1	$2,875,000
Derivative	Warrant Liabilities – Private Placement Warrants	3	1,772,311
			$4,647,311

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The fair value of the derivative warrant liabilities at July 21, 2020 are as follows:

	Description	Level	Fair Value
Derivative	Warrant Liabilities – Public Warrants	3	$3,090,625
Derivative	Warrant Liabilities – Private Placement Warrants	3	1,901,906
			$4,992,531

The fair value of the derivative warrant liabilities at July 17, 2020 are as follows:

	Description	Level	Fair Value
Derivative	Warrant Liabilities – Public Warrants	3	$2,687,500
Derivative	Warrant Liabilities – Private Placement Warrants	3	1,738,885
			$4,426,385

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement — Public Warrants

The Warrants were valued as of July 17, 2020 and July 21, 2020 (over-allotment exercise) using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability adjusted volatility considering the probability of consummation of a Business Combination. The probability adjusted volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model for the Public Warrants were as follows at initial measurement:

Input	Initial Measurement
Risk-free interest rate	0.36%
Expected term (years)	.75
Expected volatility	11.3%
Exercise price	$11.50
Fair value of the ordinary share price	$10.00

At issuance, the Public Warrants were determined to be $0.43 per warrant.

Initial Measurement – Private Warrants

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model uses a Black Scholes Option Pricing Model that is modified to reduce the value of the Private Placement Warrants for a discount on the lack of marketability of the instrument as well as for the probability of consummation of the Business Combination. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants is the discount for lack of marketability and the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at initial measurement:

Input	Initial Measurement
Expected term (years)	0.75
Expected volatility	10.0%
Risk-free interest rate	0.36%
Exercise price	$11.50
Fair value of the ordinary share price	$10.00

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at September 30, 2020:

Input	September 30, 2020
Expected term (years)	0.65
Expected volatility	10.0%
Risk-free interest rate	0.34%
Exercise price	$11.50
Fair value of the ordinary share price	$10.00

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Expected term (years)	0.52
Expected volatility	15.0%
Risk-free interest rate	0.34%
Exercise price	$11.50
Fair value of the ordinary share price	$10.00

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement beginning on August 6, 2020, as the Public Warrants were separately listed and traded

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2020 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Derivative warrant liabilities at January 1, 2020	$—	$—	$—
July 17, 2020 Issuance of Public and Private Warrants, Level 3 inputs	2,687,500	1,738,885	4,426,385
July 21, 2020 Issuance of Public and Private Warrants, Level 3 inputs	403,125	163,021	566,146
Change in fair value of derivative warrant liabilities	—	(129,595)	(129,595)
Transfer of Public Warrants to Level 1	(3,090,625)	—	(3,090,625)
Derivative warrant liabilities – Level 3, at September 30, 2020	—	1,772,311	1,772,311
Change in fair value of Private Warrants	—	2,867,074	2,867,074
Derivative warrant liabilities – Level 3, at December 31, 2020	$—	$4,639,385	$4,639,385

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10 — SUBSEQUENT EVENTS

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

Malacca Straits Acquisition Company Limited

Dated: June 2, 2021	By:	/s/ Kenneth Ng
Kenneth Ng
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Ng	Chief Executive Officer	June 2, 2021
Kenneth Ng	(Principal Executive Officer)

/s/ Stanley Wang	Chief Financial Officer and Director	June 2, 2021
Stanley Wang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ping He	Director	June 2, 2021
Ping He

/s/ Christian Jason Chan	Director	June 2, 2021
Christian Jason Chan

/s/ Dwi Prasetyo Suseno	Director	June 2, 2021
Dwi Prasetyo Suseno