Form 10-Q
period 2021-03-31
Malacca Straits Acquisition Co Ltd
filed 2021-06-02
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of June 2, 2021, there were 14,375,000 Class A ordinary shares, $0.0001 par value per share, and 3,593,750 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2021 (unaudited)	December 31, 2020
Current Assets
Cash	$621,544	$730,837
Prepaid expenses and other current assets	76,833	75,844
Total Current Assets	698,377	806,681

Cash and marketable securities held in Trust Account	143,832,883	143,815,744
TOTAL ASSETS	$144,531,260	$144,622,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liability – Accounts payable and accrued expenses	$264,337	$81,485
Derivative warrant liabilities	8,478,380	12,186,260
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	13,773,967	17,298,995

Commitments and Contingencies

Ordinary shares subject to possible redemption, 12,575,729 and 12,232,342 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	125,757,290	122,323,420

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,799,271 and 2,142,658 shares issued and outstanding (excluding 12,575,729 and 12,232,342 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	180	214
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at March 31, 2021 and December 31, 2020	359	359
Additional paid-in capital	9,191,142	12,624,978
Accumulated deficit	(4,191,678)	(7,625,541)
Total Shareholders’ Equity	5,000,003	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,531,260	$144,622,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating costs	$291,157	$7,320
Loss from operations	(291,157)	(7,320)

Other income:
Interest income – bank	1	-
Interest earned on marketable securities held in Trust Account	17,139	-
Change in fair value of derivative warrant liabilities	3,707,880	-
Net income (loss)	$3,433,863	$(7,320)

Weighted average shares outstanding of Class A redeemable ordinary shares	14,375,000	-
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,593,750	3,125,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$0.95	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	2,142,658	$214	3,593,750	$359	$12,624,978	$(7,625,541)	$5,000,010

Change in value of Class A ordinary shares subject to possible redemption	(343,387)	34	—	—	(3,433,836)	—	(3,433,870)

Net income	—	—	—	—	—	3,433,863	3,433,863

Balance – March 31, 2021	1,799,271	$180	3,593,750	$359	$9,191,142	$(4,191,678)	$5,000,003

THREE MONTHS ENDED MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Net loss	—	—	—	—	—	(7,320)	(7,320)

Balance – March 31, 2020	—	$—	3,593,750	$359	$24,641	$(7,320)	$17,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,433,863	$(7,320)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,139)
Payment of formation and operating costs through promissory note by Sponsor		915
Change in fair value of derivative warrant liabilities	(3,707,880)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(989)
Accounts payable and accrued expenses	182,852	6,405
Net cash used in operating activities	(109,293)	—

Net Change in Cash	(109,293)	—
Cash – Beginning	730,837	—
Cash – Ending	$621,544	$—

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$3,433,870	$—
Deferred offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$—	$25,000
Payment of offering costs through promissory note – related party	$—	$25,719
Deferred offering costs included in accrued offering costs	$—	$43,493

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

MARCH 31, 2021

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2020, as filed with the SEC on June 2, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 12,575,729 and 12,232,342, respectively, shares of Class A Ordinary Shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Modified Black Scholes Option Pricing Model and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and Private Placement since the average market price of the Company's Class A ordinary shares for the three months ended March 31, 2021 was below the Warrants' $11.50 exercise price. As a result, diluted income per ordinary share is the same as basic net income per ordinary share for the period presented.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $17,139 for the three months ended March 31, 2021 by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares of $17,139, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted earnings per share is the same as basic earnings per share.

For the three months ended March 31, 2020, the weighted average shares were reduced for the effect of an aggregate 468,750 Class B ordinary shares that were subject to forfeiture in connection with the over-allotment option. At March 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income from Trust Account	$17,139	$—
Net Earnings	$17,139	$—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	14,375,000	—
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$3,433,863	$(7,320)
Redeemable Net Earnings	(17,139)	—
Non-Redeemable Net Income (Loss)	$3,416,724	$(7,320)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	3,593,750	3,125,000 (1)
Earnings/Basic and Diluted Non-Redeemable Class B Ordinary Shares(1)	$0.95	$(0.00)

(1)	Excludes an aggregate of up to 468,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the three month period ended March 31, 2020.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 1,875,000 Units at a price of $10.00 per Unit. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,000,000. On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor purchased an additional 375,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Private Placement Warrants were deemed to be derivative warrant liabilities at issuance and recorded at fair value. Amounts paid by the Sponsor in excess of the warrants fair value ($2,473,094) was treated as a capital contribution. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no outstanding borrowings under the Working Capital Loans. As of March 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Related Party Website Services

During the three months ended March 31, 2021, the Company received website services from a service provider in which the Company's Chief Financial Officer and Director, Stanley Wang, is a minority shareholder. For the three months ended March 31, 2021, the Company incurred $13,900 for such services and such amount is included in accrued expenses at March 31, 2021.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 1,799,271 Class A ordinary shares issued and outstanding, excluding 12,575,729 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were 2,142,658 Class A ordinary shares issued and outstanding, excluding 12,232,342 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,593,750 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Note 7 — Warrants

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

MARCH 31, 2021

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

Note 8 — Fair Value Measurements

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

At March 31, 2021, assets held in the Trust Account were comprised of $577 in cash and $143,832,306 in U.S. Treasury securities. During the three-months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 are as follows:

Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
U.S. Treasury Securities (Mature on 4/12/2021)	1	$143,832,306	$694	$143,833,000

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at March 31, 2021 are as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$5,246,156
Derivative Warrant Liabilities – Private Placement Warrants	3	3,232,224
		$8,478,380

The fair value of the derivative warrant liabilities at December 31, 2020 are as follows:

	Description	Level	Fair Value
Derivative	Warrant Liabilities – Public Warrants	1	$7,546,875
Derivative	Warrant Liabilities – Private Placement Warrants	3	4,639,385
			$12,186,260

The Public Warrants were valued using quoted prices in an active market.

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

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at March 31, 2021:

Input
Expected term (years)	0.25
Expected volatility	12.6%
Risk-free interest rate	0.98%
Exercise price	$11.50
Fair value of the ordinary share stock price	$10.00

The following table presents the changes in the fair value of the Private Placement warrant liabilities:

Private Warrants
Fair value as of January 1, 2021	$4,639,385
Change in fair value of derivative warrant liabilities	(1,407,161)
Fair value as of March 31, 2021	$3,232,224

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 9 — Business Combination

On March 22, 2021, the Company issued a press release announcing the execution of a definitive Business Combination Agreement, dated as of March 21, 2021 (the “Business Combination Agreement”), with PT Asia Vision Network, an Indonesian limited liability company (“AVN”) and indirect 99.99% owned subsidiary of PT MNC Vision Networks TBK (“MNC Group”), an Indonesian public limited liability company, and new holding company for Vision+, Indonesia’s fastest growing OTT business and MNC Play, the 3rd largest broadband and IPTV operator in Indonesia. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, a newly-formed Cayman Islands subsidiary of AVN will merge with and into Malacca, with Malacca surviving the merger as a wholly-owned subsidiary of AVN, and with AVN becoming the successor US-listed company to Malacca. For additional information including the definitive Business Combination Agreement, please refer to the Form 8-Ks filed with the SEC on March 25, 2021 and May 21, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net income of $3,433,863, which consisted of operating expenses of $291,157, primarily offset by interest earned on investments held in the Trust Account of $17,139 and the change in fair value of derivative warrant liabilities of $3,707,880.

For the three months ended March 31, 2020, we had a net loss of $7,320, which consisted of operating expenses related to the Company’s formation.

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

For the three months ended March 31, 2021, net cash used in operating activities was $109,293. Net income of $3,433,863 was offset by interest earned on marketable securities held in Trust Account of $17,139, and change in the fair value of derivative warrant liabilities of ($3,707,880). Changes in operating assets and liabilities provided $181,863 of cash from operating activities.

At March 31, 2021, we had cash and investments held in the Trust Account of $143,832,883. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $621,544 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Form 10-K/A filed on June 2, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in our Amendment No. 1 to our annual report on Form 10-K/A filed with the SEC on June 2, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 For a description of the use of the proceeds generated in our initial public offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of March 21, 2021, by and among Malacca Straits Acquisition Company Limited, Malacca Straits Management Company Limited, in the capacity as the Malacca Representative thereunder, PT Asia Vision Network, MNC Entertainment Ltd, and PT MNC Vision Networks TBK, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K with the SEC on March 25, 2021.
3.1	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on July 17, 2020.
4.1	Warrant Agreement, dated July 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on July 17, 2020.
10.1	Form of Lock-Up Agreement, by and among PT Asia Vision Network, Malacca Straits Management Company Limited, and PT MNC Vision Networks TBK, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on March 25, 2021.
10.2	Form of Non-Competition and Non-Solicitation Agreement, by PT MNC Vision Networks TBK in favor of Malacca Straits Acquisition Company Limited and PT Asia Vision Network, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on March 25, 2021.
10.3	Form of Registration Rights Agreement, by and among PT Asia Vision Network, Malacca Straits Management Company Limited, in the capacity as the Malacca Representative, and PT MNC Vision Networks TBK, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on March 25, 2021.
10.4	Form of First Amendment to Registration Rights Agreement, by and among Malacca Straits Acquisition Company Limited, Malacca Straits Management Company Limited and PT Asia Vision Network, , incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on March 25, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Date: June 2, 2021		/s/ Kenneth Ng
	Name:	Kenneth Ng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2021		/s/ Stanley Wang
	Name:	Stanley Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)