Form 10-Q
period 2021-06-30
Malacca Straits Acquisition Co Ltd
filed 2021-08-13
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 12, 2021, there were 14,375,000 Class A ordinary shares, $0.0001 par value per share, and 3,593,750 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2021 (unaudited)	December 31, 2020
Current Assets
Cash	$221,808	$730,837
Prepaid expenses and other current assets	29,833	75,844
Total Current Assets	251,641	806,681

Cash and marketable securities held in Trust Account	143,837,424	143,815,744
TOTAL ASSETS	$144,089,065	$144,622,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liability – Accounts payable and accrued expenses	$147,417	$81,485
Derivative warrant liabilities	11,299,688	12,186,260
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	16,478,355	17,298,995

Commitments and Contingencies

Ordinary shares subject to possible redemption, 12,261,070 and 12,232,342 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	122,610,700	122,323,420

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,113,930 and 2,142,658 shares issued and outstanding (excluding 12,261,070 and 12,232,342 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	211	214
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at June 30, 2021 and December 31, 2020	359	359
Additional paid-in capital	12,337,701	12,624,978
Accumulated deficit	(7,338,261)	(7,625,541)
Total Shareholders’ Equity	5,000,010	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,089,065	$144,622,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating costs	$329,817	$792	$620,974	$8,112
Loss from operations	(329,817)	(792)	(620,974)	(8,112)

Other income (loss):
Interest income - bank	1	—	2	—
Interest earned on marketable securities held in Trust Account	4,541	—	21,680	—
Change in fair value of derivative warrant liabilities	(2,821,308)	—	886,572	—
Net income (loss)	$(3,146,583)	$(792)	$287,280	$(8,112)

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	14,375,000	—	14,375,000	—
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$(0.00)	$—	$(0.00)	$—
Weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	3,593,750	3,125,000 (1)	3,593,750	3,125,000 (1)

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares (1)	$(0.88)	$(0.00)	$0.07	$(0.00)

(1)	Excludes an aggregate of up to 468,750 Class B ordinary shares that were subject to forfeiture if the over-allotment option wa not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Three and Six Months Ended June 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	2,142,658	$214	3,593,750	$359	$12,624,978	$(7,625,541)	$5,000,010

Change in value of Class A ordinary shares subject to possible redemption	(343,387)	34	—	—	(3,433,836)	—	(3,433,870)

Net income	—	—	—	—	—	3,433,863	3,433,863
Balance – March 31, 2021	1,799,271	$180	3,593,750	$359	$9,191,142	$(4,191,678)	$5,000,003

Change in value of Class A ordinary shares subject to possible redemption	314,659	31	—	—	3,146,559	—	3,146,590
Net loss	—	—	—	—	—	(3,146,583)	(3,146,583)

Balance – June 30, 2021	2,113,930	$211	3,593,750	$359	$12,337,701	$(7,338,261)	$5,000,010

Three and Six Months Ended June 30, 2020

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	3,593,750	359	24,641	—	25,000

Net loss	—	—	—	—	—	(7,320)	(7,320)
Balance – March 31, 2020	—	$—	3,593,750	$359	$24,641	$(7,320)	$17,680

Net loss	—	—	—	—	—	(792)	(792)

Balance – June 30, 2020	—	$—	3,593,750	$359	$24,641	$(8,112)	$16,888

(1)	Includes an aggregate of up to 468,750 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$287,280	$(8,112)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(21,680)
Payment of formation and operating costs through promissory note by Sponsor		1,707
Change in fair value of derivative warrant liabilities	(886,572)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	46,011
Accounts payable and accrued expenses	65,932	6,405
Net cash used in operating activities	(509,029)	—

Cash Flows from Financing Activities:
Proceeds from promissory notes		10,000
Net cash provided by financing activities	—	10,000

Net Change in Cash	(509,029)	10,000
Cash – Beginning	730,837	—
Cash – Ending	$221,808	$10,000

Non-Cash Investing and Financing Activities:
Change in redemption value of Class A ordinary shares subject to possible redemption	$287,280	$—
Deferred offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$164,623
Deferred offering costs included in accrued offering costs	$—	$43,493

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 1 — Description of Organization and Business Operations

Malacca Straits Acquisition Company Limited (formerly known as Bilbao Street Limited, the “Company”) was incorporated in the Cayman Islands on July 17, 2019. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company changed its name to Malacca Straits Acquisition Company Limited on February 26, 2020.

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

All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the stock exchange that the Company lists its securities on require that the Company’s initial Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company signing a definitive agreement in connection with the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

JUNE 30, 2021

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

JUNE 30, 2021

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

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $222,000 in its operating bank accounts available to fund a Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity requirements, date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2020, as filed with the SEC on June 2, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

JUNE 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 12,261,070 and 12,232,342, respectively, shares of Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Warrant Liability

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model and the Public Warrants (as defined below) for periods where no observable traded price was available were valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of warrants sold in the initial public offering and private placement to purchase 11,562,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $4,541 and $21,680 for the three and six months ended June 30, 2021, respectively, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares of $4,541 and $21,680 for the three and six months ended June 30, 2021, respectively, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, net income (loss) per share is the same as basic net income (loss) per share.

For the three and six months ended June 30, 2020, the weighted average shares were reduced for the effect of an aggregate 468,750 Class B ordinary shares that were subject to forfeiture in connection with the over-allotment option. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share.

The following table reflects the calculation of basic and diluted net (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income from Trust Account	$4,541	$-	$21,680	$-
Net Earnings	$4,541	$-	$21,680	$-

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	14,375,000	-	14,375,000	-
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(3,146,583)	$(792)	$287,280	$(8,112)
Redeemable Net Earnings	(4,541)	-	(21,680)	-
Non-Redeemable Net Income (Loss)	$(3,151,124)	$(792)	$265,600	$(8,112)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	3,593,750	3,125,000	3,593,750	3,125,000
Earnings (loss)/Basic and Diluted Non-Redeemable Class B Ordinary Shares(1)	$(0.88)	$(0.00)	$0.07	$(0.00)

(1)	Excludes an aggregate of up to 468,750 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters for the three and six month periods ended June 30, 2020.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s unaudited condensed balance sheet, primarily due to their short-term nature, except for derivative warrant liabilities (see Note 8). The Company invests in U.S treasury securities with are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government treasury obligations, or a combination thereof.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Promissory Note – Related Party

On March 31, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $246,330 was repaid upon the closing of the Initial Public Offering on July 17, 2020. On August 2, 2021 the Company entered into a Promissory Note agreement with its Sponsor for funding of $300,000. The unsecured promissory note is non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed and (ii) the date of liquidation of the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Related Party Website Services

During the three and six months ended June 30, 2021, the Company received website services from a service provider in which the Company’s Chief Financial Officer and Director, Stanley Wang, is a minority shareholder. For the three and six months ended June 30, 2021, the Company incurred $nil and $13,900, respectively, for such services. There were no costs incurred for services under this agreement for the three and six-month periods ended June 30, 2020.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,113,930 Class A ordinary shares issued and outstanding, excluding 12,261,070 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were 2,142,658 Class A ordinary shares issued and outstanding, excluding 12,232,342 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2021

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Note 8 — Fair Value Measurements

At June 30, 2021, assets held in the Trust Account were comprised of $138 in cash and $143,837,286 held in money market funds, which were invested in U.S. treasury securities. During the period ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Money Market Funds	1	$143,837,286

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at June 30, 2021 are as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$7,007,813
Derivative Warrant Liabilities – Private Placement Warrants	3	4,291,875
		$11,299,688

The fair value of the derivative warrant liabilities at December 31, 2020 are as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$7,546,875
Derivative Warrant Liabilities – Private Placement Warrants	3	4,639,385
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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at June 30, 2021:

Input	June 30, 2021
Expected term (years)	0.25
Expected volatility	15.3%
Risk-free interest rate	0.91%
Exercise price	$11.50
Fair value of the ordinary share stock price	$9.90

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Expected term (years)	0.52
Expected volatility	15.0%
Risk-free interest rate	0.34%
Exercise price	$11.50
Fair value of the ordinary share price	$10.00

The following table presents the changes in the fair value of the Private Placement Warrant liabilities:

Private Warrants
Fair value as of January 1, 2021	$4,639,385
Change in fair value of derivative warrant liabilities	(347,510)
Fair value as of June 30, 2021	$4,291,875

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

Note 9 — Business Combination

On March 22, 2021, the Company issued a press release announcing the execution of a definitive Business Combination Agreement, dated as of March 21, 2021 (the “Business Combination Agreement”), with PT Asia Vision Network, an Indonesian limited liability company (“AVN”) and indirect 99.99% owned subsidiary of PT MNC Vision Networks TBK, an Indonesian public limited liability company (“MNC Group”), the Sponsor and MNC Entertainment Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of AVN (“Merger Sub”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of AVN, and with AVN becoming the successor US-listed company to the Company. For additional information including the definitive Business Combination Agreement, please refer to the Form 8-Ks filed with the SEC on March 25, 2021 and May 21, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as disclosed, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Recent Developments

On March 21, 2021, we entered into a definitive business combination agreement (“Business Combination Agreement”) with PT Asia Vision Network, an Indonesian limited liability company (“AVN”) and indirect 99.99% owned subsidiary of PT MNC Vision Networks TBK, an Indonesian public limited liability company (“MNC Group”), the Sponsor and MNC Entertainment Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of AVN (“Merger Sub”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into our company, with our company surviving the merger as a wholly-owned subsidiary of AVN, and with AVN becoming the successor US-listed company to our company.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the six months ended June 30, 2021, we had a net income of $287,280, which consisted of operating expenses of $620,974, primarily offset by interest earned on investments held in the Trust Account of $21,680 and the change in fair value of derivative warrant liabilities of $886,572.

For the three months ended June 30, 2021, we had a net loss of $3,146,583, which consisted of operating expenses of $329,817, primarily offset by interest earned on investments held in the Trust Account of $4,541 and the change in fair value of derivative warrant liabilities of $(2,821,308).

For the three and six months ended June 30, 2020, we had a net loss of $792 and $8,112, respectively, which consisted of operating expenses related to the Company’s formation.

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

For the six months ended June 30, 2021, net cash used in operating activities was $509,029. Net income of $287,280 was offset by interest earned on marketable securities held in Trust Account of $21,680, and change in the fair value of derivative warrant liabilities of ($886,572). Changes in operating assets and liabilities provided $111,943 of cash from operating activities.

At June 30, 2021, we had cash and investments held in the Trust Account of $143,837,424. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $221,808 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. On August 2, 2021, the Company entered into a promissory note with its Sponsor for funding of $300,000. The unsecured promissory note is non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed and (ii) the date of liquidation of the Company. Such proceeds were used to fund working capital.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if the Company is unable to complete a Business Combination by January 17, 2022 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to a registration rights agreement entered into on July 14, 2020, the holders of the Class B ordinary shares (“Founder Shares”), Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,187,500 public warrants to investors in our Initial Public Offering and issued 4,375,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants was initially measured using a Monte Carlo simulation approach with subsequent measurements based off the quarterly trading price, whereas the fair value of the Private Placement Warrants was estimated initially and subsequently using a Modified Black Scholes Model.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity(Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, the Company has elected to early adopt this standard in its first quarter of 2021 with no impact upon adoption.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Form 10-K/A filed on June 2, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had been identified during the reporting period. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Waiver and Amendment Letter Agreement No. 1, dated as of May 17, 2021, by and among Malacca Straits Acquisition Company Limited, PT MNC Vision Networks TBK, PT Asia Vision Network and Malacca Straits Management Company Limited, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K with the SEC on May 21, 2021.
3.1	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on July 17, 2020.
4.1	Warrant Agreement, dated July 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on July 17, 2020.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Date: August 13, 2021		/s/ Kenneth Ng
	Name:	Kenneth Ng
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2021		/s/ Stanley Wang
	Name:	Stanley Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)