Form 10-Q
period 2021-09-30
Malacca Straits Acquisition Co Ltd
filed 2021-11-15
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 15, 2021, there were 14,375,000 Class A ordinary shares, $0.0001 par value per share, and 3,593,750 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current Assets
Cash	$36,415	$730,837
Prepaid expenses and other current assets	14,500	75,844
Total Current Assets	50,915	806,681

Cash and marketable securities held in Trust Account	143,843,741	143,815,744
TOTAL ASSETS	$143,894,656	$144,622,425

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$137,966	$81,485
Promissory note – related party	300,000	—
Total Current Liabilities	437,966	81,485
Derivative warrant liabilities	4,653,000	12,186,260
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	10,122,216	17,298,995

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 14,375,000 at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	143,750,000	143,750,000

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at September 30, 2021 and December 31, 2020	359	359
Additional paid-in capital	—	—
Accumulated deficit	(9,977,919)	(16,426,929)
Total Shareholders’ Equity (Deficit)	(9,977,560)	(16,426,570)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$143,894,656	$144,622,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating costs	$491,275	$85,737	$1,112,249	$93,849
Loss from operations	(491,275)	(85,737)	(1,112,249)	(93,849)

Other income (loss):
Interest income - bank	—	—	2	—
Interest earned on investments held in Trust Account	6,317	31,371	27,997	31,371
Offering costs - warrants	—	(186,456)	—	(186,456)
Change in fair value of derivative warrant liabilities	6,646,688	345,220	7,533,260	345,220
Net income	$6,161,730	$104,398	$6,449,010	$96,286

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	14,375,000	11,793,478	14,375,000	3,959,854
Basic and diluted net income per share, Class A ordinary shares	$0.34	$0.01	$0.36	$0.01
Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750	3,593,750	3,593,750

Basic and diluted net income per share, Class B ordinary shares	$0.34	$0.01	$0.36	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	3,593,750	$359	$—	$(16,426,929)	$(16,426,570)

Net income	—	—	—	—	—	3,433,863	3,433,863

Balance – March 31, 2021	—	$—	3,593,750	$359	$—	$(12,993,066)	$(12,992,707)

Net loss	—	—	—	—	—	(3,146,583)	(3,146,583)

Balance – June 30, 2021	—	$—	3,593,750	$359	$—	$(16,139,649)	$(16,139,290)

Net income	—	—	—	—	—	6,161,730	6,161,730

Balance – September 30, 2021	—	$—	3,593,750	$359	$—	$(9,977,919)	$(9,977,560)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	3,593,750	359	24,641	—	25,000

Net loss	—	—	—	—	—	(7,320)	(7,320)
Balance – March 31, 2020	—	$—	3,593,750	$359	$24,641	$(7,320)	$17,680

Net loss	—	—	—	—	—	(792)	(792)
Balance – June 30, 2020	—	$—	3,593,750	$359	$24,641	$(8,112)	$16,888

Excess of cash received over fair value of private placement warrants	—	—	—	—	2,473,094	—	2,473,094

Adjust Class A ordinary shares to redemption value	—	—	—	—	(2,497,735)	(8,801,388)	(11,299,123)
Net income						104,398	104,398
Balance – September 30, 2020	—	$—	3,593,750	$359	$—	$(8,705,102)	$(8,704,743)

(1)	Includes an aggregate of up to 468,750 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$6,449,010	$96,286
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(27,997)	(31,371)
Transaction costs allocated to issuance of warrants	—	186,456
Payment of formation and operating costs through promissory note by Sponsor	—	1,707
Change in fair value of derivative warrant liabilities	(7,533,260)	(345,220)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,344	(131,886)
Accounts payable and accrued expenses	56,481	6,432
Net cash used in operating activities	(994,422)	(217,596)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(143,750,000)
Net cash used in investing activities	—	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	140,875,000
Proceeds from sale of Private Placement Warrants	—	4,375,000
Payments of offering costs	—	(229,081)
Repayments of promissory note – related party	—	(246,330)
Proceeds from promissory note – related party	300,000	10,000
Net cash provided by financing activities	300,000	144,784,589

Net Change in Cash	(694,422)	816,993
Cash – Beginning	730,837	—
Cash – Ending	$36,415	$816,993

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$143,750,000
Deferred offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$244,623
Deferred underwriting fee payable	$—	$5,031,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $36,000 in its operating bank accounts available to fund a Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 5). As discussed in Note 5, the Sponsor has advanced the Company $300,000 through September 30, 2021 and an additional $300,000 subsequent to September 30, 2021 under the promissory note agreement.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in  capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$122,323,420	$21,426,580	$143,750,000
Class A ordinary shares	$214	$(214)	$—
Additional paid-in capital	$12,624,978	$(12,624,978)	$—
Accumulated deficit	$(7,625,541)	$(8,801,388)	$(16,426,929)
Total Shareholders' Equity (Deficit)	$5,000,010	$(21,426,580)	$(16,426,570)

Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$134,746,420	$9,003,580	$143,750,000

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2020, as filed with the SEC on June 2, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

SEPTEMBER 30, 2021

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(3,090,625)
Class A ordinary shares issuance costs	(8,208,498)
Plus:
Accretion of carrying value to redemption value	11,299,123

Class A ordinary shares subject to possible redemption	$143,750,000

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $8,394,954 of which $8,208,498 were related to Class A ordinary shares issuance costs and $186,486 of costs allocated to the warrants were charged to operations.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in  capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Model (see Note 9). For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as each relevant date.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 20, 2021		Nine Months Ended September 20, 2021		Three Months Ended September 20, 2020		Nine Months Ended September 20, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,929,384	$1,232,346	$5,159,208	$1,289,802	$81,117	$23,281	$57,466	$38,820

Denominator:
Basic and diluted weighted average shares outstanding	14,375,000	3,593,750	14,375,000	3,593,750	11,793,478	3,593,750	3,959,854	3,593,750

Basic and diluted net income per ordinary share	$0.34	$0.34	$0.36	$0.36	$0.01	$0.01	$0.01	$0.01

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s unaudited condensed balance sheet, primarily due to their short-term nature, except for derivative warrant liabilities (see Note 9). The Company invests in U.S treasury securities with are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government treasury obligations, or a combination thereof.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Promissory Note – Related Party

On March 31, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $246,330 was repaid upon the closing of the Initial Public Offering on July 17, 2020. On August 2, 2021 the Company issued a promissory note to its Sponsor for funding of $300,000. The unsecured promissory note is non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed and (ii) the date of liquidation of the Company. As of September 30, 2021 and December 31, 2020, the Company had $300,000 and nil, respectively, outstanding borrowings under the promissory note. Subsequent to September 30, 2021, the Sponsors funded an additional $300,000 under another promissory note in October 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Related Party Website Services

During the three and nine months ended September 30, 2021, the Company received website services from a service provider in which the Company’s Chief Financial Officer and Director, Stanley Wang, is a minority shareholder. For the three and nine months ended September 30, 2021, the Company incurred $nil and $13,900, respectively, for such services. There were no costs incurred for services under this agreement for the three and nine-month periods ended September 30, 2020.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 14,375,000 Class A ordinary shares issued and outstanding, which are all subject to possible redemption and are reflected as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2021

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

Note 8 — Warrants

Warrants — At September 30, 2021 and December 31, 2020, the fair value of the Public Warrants was $2,875,000 and $7,546,875, respectively, and the fair value of the Private Placement Warrants was $1,778,000 and $4,639,385, respectively.

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

SEPTEMBER 30, 2021

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 9 — Fair Value Measurements

At September 30, 2021, assets held in the Trust Account were comprised of $1,781 in cash and $143,841,960 in in U.S. treasury securities. During the period ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2021	U.S. Treasury Securities (Mature on 10/12/2021)	1	$143,841,960	$602	$143,842,562

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at September 30, 2021 are as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$2,875,000
Derivative Warrant Liabilities – Private Placement Warrants	3	1,778,000
		$4,653,000

The fair value of the derivative warrant liabilities at December 31, 2020 are as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$7,546,875
Derivative Warrant Liabilities – Private Placement Warrants	3	4,639,385
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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at September 30, 2021:

Input	September 30, 2021
Expected term (years)	0.3	0
Expected volatility	8.5%
Risk-free interest rate	0.92%
Exercise price	$11.50
Fair value of the ordinary share stock price	$9.94

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Expected term (years)	0.52
Expected volatility	15.0%
Risk-free interest rate	0.34%
Exercise price	$11.50
Fair value of the ordinary share price	$10.00

The following table presents the changes in the fair value of the Private Placement Warrant liabilities:

Private Warrants
Fair value as of January 1, 2021	$4,639,385
Change in fair value of derivative warrant liabilities	(1,407,161)
Fair value as of March 31, 2021	3,232,224
Change in fair value of derivative warrant liabilities	1,059,651
Fair value as of June 30, 2021	4,291,875
Change in fair value of derivative warrant liabilities	(2,513,875)
Fair value as of September 30, 2021	$1,778,000

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

Note 10 — Business Combination

On September 7, 2021, the Company issued a press release announcing that certain business combination agreement, dated as of March 21, 2021, with PT Asia Vision Network, an Indonesian limited liability company, was mutually terminated on September 3, 2021.

Note 11 — Subsequent Events

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

Recent Developments

On March 21, 2021, we entered into a definitive business combination agreement (“Business Combination Agreement”) with PT Asia Vision Network, an Indonesian limited liability company (“AVN”) and indirect 99.99% owned subsidiary of PT MNC Vision Networks TBK, an Indonesian public limited liability company, the Sponsor and MNC Entertainment Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of AVN (“Merger Sub”). Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into our company, with our company surviving the merger as a wholly-owned subsidiary of AVN, and with AVN becoming the successor US-listed company to our company. The Business Combination Agreement was mutually terminated on September 3, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the nine months ended September 30, 2021, we had a net income of $6,449,010, which consisted of operating expenses of $1,112,249, primarily offset by interest earned on investments held in the Trust Account of $27,997 and the change in fair value of derivative warrant liabilities of $7,553,260.

For the three months ended September 30, 2021, we had a net income of $6,161,730, which consisted of operating expenses of $491,275, primarily offset by interest earned on investments held in the Trust Account of $6,317 and the change in fair value of derivative warrant liabilities of $6,646,688.

For the three and nine months ended September 30, 2020, we had a net income of $104,398 and $96,286, respectively, which consisted of operating expenses related to the Company’s formation and offering costs related to the issuance of warrants being offset by the change in fair value of derivative warrant liabilities of $345,220 and interest earned on investments held in the Trust Account of $31,371.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $994,422. Net income of $6,449,010 was offset by interest earned on marketable securities held in Trust Account of $27,997, and change in the fair value of derivative warrant liabilities of ($7,533,260). Changes in operating assets and liabilities provided $117,825 of cash from operating activities.

At September 30, 2021, we had cash and investments held in the Trust Account of $143,843,741. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $36,415 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Form 10-K/A filed on June 2, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had been identified during the reporting period. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on July 17, 2020.
4.1	Warrant Agreement, dated July 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on July 17, 2020.
10.1	Promissory Note, dated August 2, 2021, issued by the Company to Malacca Straits Management Company Limited, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on August 3, 2021.
10.2	Termination Agreement, dated September 3, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on September 7, 2021.
10.3	Promissory Note, dated October 20, 2021, issued by the Company to Malacca Straits Management Company Limited, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on October 20, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Date: November 15, 2021		/s/ Kenneth Ng
	Name:	Kenneth Ng
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2021		/s/ Stanley Wang
	Name:	Stanley Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)