Form 10-K/A
period 2020-12-31
Malacca Straits Acquisition Co Ltd
filed 2022-01-11
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of January 10, 2022, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, $0.0001 par value per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Malacca Straits Acquisition Company Limited, unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of the Company as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 2, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering on July 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of July 17, 2020 (the “Post-IPO Balance Sheet” (previously restated in the 10K/A Number 1)), (ii) unaudited financial statements as of and for the three and nine months ended September 30, 2020 contained in the Company’s Quarterly Report on Form 10-Q filed on November 16, 2020, (iii) audited financial statements as of December 31, 2020 as previously issued in the Company’s First Amended Filing, (iv) unaudited financial statements as of and for the three months ended March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 2, 2021, and (v) unaudited financial statements as of and for the three and six months ended June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021 (together, and collectively, the “Affected Periods”) should be restated to report all Public Shares as temporary equity and earnings per share and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 2 for the Company’s audited financial statements in the First Amended Filing, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the Company’s initial public offering (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Business

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed quarterly reports on Form 10-Qs for the period affected by the restatement or our previously filed balance sheet, dated July 17, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

We must complete our initial business combination by October 17, 2022. If our initial business combination is not consummated by October 17, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

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

On September 3, 2021, AVN and the Company entered into a Termination Agreement (the “Termination Agreement”) in which AVN and the Company mutually agreed to terminate the Business Combination Agreement, pursuant to Section 9.1(a) thereof.

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

Our officers have agreed not to become an officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by October 17, 2022.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until October 17, 2022.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have until October 17, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by October 17, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by October 17, 2022.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by October 17, 2022. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by October 17, 2022.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 17, 2022 or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect to use the amounts held outside the trust account ($730,837 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to October 17, 2022 although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to October 17, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within October 17, 2022, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination;

●	if our initial business combination is not consummated prior to October 17, 2022, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

As described elsewhere in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 19, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of redeemable and non-redeemable shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3/F-3 or Form S-4/F-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On July 17, 2020, the Company consummated its initial public offering of 14,375,000 units, including 1,875,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $143,500,000.

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

In this Amendment No. 2, we are restating (i) the audited financial statements included in the First Amended Filing, and (ii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the First Amended Filing.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on July 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 29, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued (i) audited balance sheet as of July 17, 2020 (the “Post-IPO Balance Sheet” (previously restated in the 10K/A number 1)), (ii) audited financial statements as of December 31, 2020 as previously issued in the Company’s First Amended Filing, (iii) unaudited financial statements as of and for the three months ended March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 2, 2021, and (iv) unaudited financial statements as of and for the three and six months ended June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021 (together, and collectively, the “Affected Periods”) should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 2 for the Company’s audited financial statements in the First Amended Filing, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Q3 Form 10-Q/A.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated July 17, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

On September 3, 2021, AVN and the Company entered into a Termination Agreement to mutually terminate the Business Combination Agreement, pursuant to Section 9.1(a) thereof.

On December 27, 2021, the Company held its 2021 annual general meeting of shareholders and approved the extension of the date by which the Company must consummate a business combination from January 17, 2022 (which is 18 months from the closing of the Company’s initial public offering) to October 17, 2022 (or such earlier date as determined by the Board) by amending the Company’s Amended and Restated Memorandum and Articles of Association and other related proposals.

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the year then ended. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment contained herein.

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

Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Reference is made to pages F-1 through F-23 comprising a portion of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Amendment No. 2 to our Annual Report, our management re-evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as December 31, 2020.

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

In connection with the restatement of our financial statements included in this Report, our management, including our Certifying Officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting . Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex equity and equity linked financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 17, 2020 and its financial statements for the period ended December 31, 2020. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on July 17, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our First Amended Filing. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Amendment No. 2.

Our Certifying Officers performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares, earnings per share and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

On July 17, 2020, the sponsor purchased 4,000,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $4,000,000. On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the sponsor purchased an additional 375,000 private placement warrants at a price of $1.00 per private placement warrant. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the private placement warrants were added to the proceeds from the initial public offering to be held in the trust account. If the Company does not complete an initial business combination by October 17, 2022, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless.

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated July 14, 2020, by and between the Company and BTIG, LLC. (4)
3.1	Amended and Restated Memorandum and Articles of Association. (4)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A ordinary shares Certificate. (2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (2)
4.4	Warrant Agreement dated July 14, 2020 by and between Continental and the Company. (4)
4.5	Description of Securities.***
10.1	Letter Agreement dated July 14, 2020 by and among the Company and its officers, directors and the Sponsor. (4)
10.2	Promissory Note, dated March 31, 2020, issued to the Sponsor. (1)
10.3	Investment Management Trust Agreement dated July 14, 2020 by and between Continental and the Company. (4)
10.4	Registration Rights Agreement dated July 14, 2020 by and between the Company and the Sponsor. (4)
10.5	Securities Subscription Agreement, dated March 31, 2020, between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement dated July 14, 2020 between the Company and the Sponsor. (4)
10.7	Form of Indemnity Agreement. (2)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.

**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 26, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 6, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 9, 2020
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 17, 2020.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Malacca Straits Acquisition Company Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Malacca Straits Acquisition Company Limited (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by October 17, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 and Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

June 1, 2021, except for the effects of the restatement disclosed in Note 2 and Note 10, as to which the date is January 10, 2022

MALACCA STRAITS ACQUISITION COMPANY LIMITED

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$730,837
Prepaid expenses	75,844
Total Current Assets	806,681

Cash and marketable securities held in Trust Account	143,815,744
TOTAL ASSETS	$144,622,425

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities- accrued expenses	$81,485
Derivative warrant liabilities	12,186,260
Deferred underwriting fee payable	5,031,250
Total Liabilities	17,298,995

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 14,375,000 shares at $10.00 per share	143,750,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(16,426,929)
Total Shareholders’ Deficit	(16,426,570)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$144,622,425

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$311,104
Loss from operations	(311,104)

Other income (expense):
Interest earned – bank	4
Interest earned on marketable securities held in Trust Account	65,744
Issuance costs related to warrant liability	(186,456)
Change in fair market value of derivative warrant liabilities	(7,193,729)

Net Loss	$(7,625,541)

Weighted average shares outstanding of Class A redeemable ordinary shares	6,577,869
Basic and diluted net income per share, Class A redeemable ordinary shares	$(0.75)

Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,593,750
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.75)

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Excess of cash received over fair value of private placement warrants	—	—	—	—	2,473,094	—	2,473,094

Accretion for Class A ordinary shares subject to redemption amount			—	—	(2,497,735)	(8,801,388)	(11,299,123)

Net loss	—	—	—	—	—	(7,625,541)	(7,625,541)

Balance — December 31, 2020, (As Restated)	-	$-	3,593,750	$359	$—	$(16,426,929)	$(16,426,570)

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

Liquidity and Going Concern

As of December 31, 2020, the Company had approximately $731,000 in its operating bank accounts available to fund a Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 5).

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company filed its September 30, 2021 condensed financial statements on 11/15/2021 to include a revision to previously issued financial statements for the period ended December 31, 2020. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. See Note 1, Note 3 and Note 7, which have been updated to reflect the restatement contained in this Annual Report.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Please see Note 3 and Note 8, which have been updated to reflect the restatement contained in this Annual report.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below:

	As Restated (Amendment 1)	Adjustments (Amendment 2)	As Restated (Amendment 2)
Balance sheet as of July 17, 2020 (audited)
Class A Ordinary Shares Subject to Possible Redemption	$112,226,290	$12,773,710	$125,000,000
Class A Ordinary Shares	128	(128)	-
Additional Paid-in Capital	5,172,418	(5,172,418)	-
Accumulated Deficit	(172,901)	(7,601,164)	(7,774,065)
Total Shareholders’ Equity (Deficit)	5,000,004	(12,773,710)	(7,773,706)

	As Restated (Amendment 1)	Adjustments (Amendment 2)	As Restated (Amendment 2)
Balance sheet as of September 30, 2020 (unaudited)
Class A Ordinary Shares Subject to Possible Redemption	$130,045,250	$13,704,750	$143,750,000
Class A Ordinary Shares	137	(137)	-
Additional Paid-in Capital	4,903,225	(4,903,225)	-
Retained Earnings (Accumulated Deficit)	96,286	(8,801,388)	(8,705,102)
Total Shareholders’ Equity (Deficit)	5,000,007	(13,704,750)	(8,704,743)

	As Restated (Amendment 1)	Adjustments (Amendment 2)	As Restated (Amendment 2)
Balance sheet as of December 31, 2020 (audited)
Class A Ordinary Shares Subject to Possible Redemption	$122,323,420	$21,426,580	$143,750,000
Class A Ordinary Shares	214	(214)	-
Additional Paid-in Capital	12,624,978	(12,624,978)	-
Accumulated Deficit	(7,625,541)	(8,801,388)	(16,426,929)
Total Shareholders’ Equity (Deficit)	5,000,010	(21,426,580)	(16,426,570)

	As Restated (Amendment 1)	Adjustments (Amendment 2)	As Restated (Amendment 2)
Statement of Operations for the three months ended September 30, 2020 (unaudited)
Weighted average shares outstanding of Class A redeemable ordinary shares	14,300,000	(2,506,522)	11,793,478
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$-	$0.01	$0.01
Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,593,750	-	3,593,750
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.02)	$0.01	$0.01

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

	As Restated (Amendment 1)	Adjustments (Amendment 2)	As Restated (Amendment 2)
Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Weighted average shares outstanding of Class A redeemable ordinary shares	14,300,000	(10,340,146)	3,959,854
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$-	$0.01	$0.01
Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,593,750	-	3,593,750
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.03)	$0.02	$0.01

	As Restated (Amendment 1)	Adjustments (Amendment 2)	As Restated (Amendment 2)
Statement of operations for the year ended December 31, 2020 (audited)
Weighted average shares outstanding of Class A redeemable ordinary shares	14,330,357	(7,752,488)	6,577,869
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$-	$(0.75)	$(0.75)
Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,402,841	-	3,593,750
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(2.26)	$1.51	$(0.75)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the nine months ended September 30, 2020 and year ended December 31, 2020:

For the Nine Months Ended September 30, 2020 (unaudited)

	As Restated (Amendment 1)	Adjustments (Amendment 2)	As Restated (Amendment 2)
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary share subject to possible redemption	$(53,860)	$53,860	$-
Initial classification of ordinary shares subject to possible redemption	$134,746,420	$(134,746,420)	$-

For the Year Ended December 31, 2020 (audited)

	As Restated (Amendment 1)	Adjustments (Amendment 2)	As Restated (Amendment 2)
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary share subject to possible redemption	$10,097,130	$(10,097,130)	$-
Initial classification of ordinary shares subject to possible redemption	$112,226,290	$(112,226,290)	$-

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Class A Ordinary Shares Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there were 14,375,000 Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against retained earnings and absent retained earnings, charges against additional paid-in capital.

At December 31, 2020, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(3,090,625)
Class A ordinary shares issuance costs	(8,208,498)
Plus:
Accretion of carrying value to redemption value	11,299,123
Class A ordinary shares subject to possible redemption, 12/31/20	$143,750,000

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

Net Loss Per Ordinary Share (Restated, see Note 2 – Amendment 2)

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(4,931,350)	$(2,694,191)

Denominator:
Basic and diluted weighted average shares outstanding	6,577,869	3,593,750

Basic and diluted net loss per ordinary share	$(0.75)	$(0.75)

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

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there was 14,375,000 Class A ordinary shares issued and outstanding which are presented as temporary equity.

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

Initial Measurement — Public Warrants

The Warrants were valued as of July 17, 2020 and July 21, 2020 (over-allotment exercise) using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability adjusted volatility considering the probability of consummation of a Business Combination. The probability adjusted volatility as of the initial public offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

On September 7, 2021, the Company issued a press release announcing that the business combination agreement with PT Asia Vision Network was mutually terminated on September 3, 2021.

On December 27, 2021, the Company held its 2021 annual general meeting of shareholders and approved the extension of the date by which the Company must consummate a business combination from January 17, 2022 (which is 18 months from the closing of the Company’s initial public offering) to October 17, 2022 (or such earlier date as determined by the Board) by amending the Company’s Amended and Restated Memorandum and Articles of Association and other related proposals. In connection with the extension request, shareholders holding 9,669,449 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. The Company paid cash in the aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders. The Company’s first month’s extension payment of $0.03 per share/per month will be due on January 17, 2022 in the amount of $144,167 and will be payable monthly through the Company’s extension date in October 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Malacca Straits Acquisition Company Limited

Dated: January 11, 2022	By:	/s/ Kenneth Ng
Kenneth Ng
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Ng	Chief Executive Officer	January 11, 2022
Kenneth Ng	(Principal Executive Officer)

/s/ Stanley Wang	Chief Financial Officer and Director	January 11, 2022
Stanley Wang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ping He	Director	January 11, 2022
Ping He

/s/ Christian Jason Chan	Director	January 11, 2022
Christian Jason Chan

/s/ Dwi Prasetyo Suseno	Director	January 11, 2022
Dwi Prasetyo Suseno