Form 10-Q/A
period 2021-09-30
Malacca Straits Acquisition Co Ltd
filed 2022-01-11
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Malacca Straits Acquisition Company Limited, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Company as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary shares, no par value (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on July 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of July 17, 2020 (the “Post-IPO Balance Sheet” (previously restated in the 10K/A Number 1)), (ii) unaudited financial statements as of and for the three and nine months ended September 30, 2020 contained in the Company’s Quarterly Report on Form 10-Q filed on November 16, 2020, (iii) audited financial statements as of December 31, 2020 as previously issued in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A on June 2, 2021, (iv) unaudited financial statements as of and for the three months ended March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed on June 2, 2021, and (v) unaudited financial statements as of and for the three and six months ended June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021 (collectively, the “Affected Periods”) should be restated to report all Public Shares as temporary equity and earnings per share and should no longer be relied upon. As such, the Company has restated its financial statements for the Affected Periods in the Amendment No. 2 to the Annual Report of the year on Form 10-K/A (“Form 10-K/A”) filed on January 11, 2022, and this Amendment No. 1.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Amendment No. 1.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Part I, Item 4, Controls and Procedures, and

Part II, Item 1A, Risk Factors.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating costs	$491,275	$85,737	$1,112,249	$93,849
Loss from operations	(491,275)	(85,737)	(1,112,249)	(93,849)

Other income (loss):
Interest income - bank	—	—	2	—
Interest earned on investments held in Trust Account	6,317	31,371	27,997	31,371
Offering costs - warrants	—	(186,456)	—	(186,456)
Change in fair value of derivative warrant liabilities	6,646,688	345,220	7,533,260	345,220
Net income	$6,161,730	$104,398	$6,449,010	$96,286

Weighted average shares outstanding of Class A redeemable ordinary shares	14,375,000	11,793,478	14,375,000	3,959,854
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.34	$0.01	$0.36	$0.01
Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,593,750	3,593,750	3,593,750	3,593,750

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.34	$0.01	$0.36	$0.01

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

SEPTEMBER 30, 2021

(Unaudited)

Note 2 — Restatement of Previously Issued Financial Statements

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Amendment No. 2 to the Annual Report on Form 10-K/A for the period ended December 31, 2020, filed with the SEC on January 10, 2022.

After preparing and filing the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present (i) all Class A ordinary shares subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) to correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Quarterly Periods in this quarterly report.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$125,757,290	$17,992,710	$143,750,000
Class A ordinary shares	$180	$(180)	$—
Additional paid-in capital	$9,191,142	$(9,191,142)	$—
Accumulated deficit	$(4,191,678)	$(8,801,388)	$(12,993,066)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(17,992,710)	$(12,992,707)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$122,610,700	$21,139,300	$143,750,000
Class A ordinary shares	$211	$(211)	$—
Additional paid-in capital	$12,337,701	$(12,337,701)	$—
Accumulated deficit	$(7,338,261)	$(8,801,388)	$(16,139,649)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(21,139,300)	$(16,139,290)

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021 and six months ended June 30, 2021:

For the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary share subject to possible redemption	$3,433,870	$(3,433,870)	$-

For the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary share subject to possible redemption	$287,280	$(287,280)	$-

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

SEPTEMBER 30, 2021

(Unaudited)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
For the Three Months Ended March 31, 2021 (unaudited)
Net income	$3,433,863	$—	$3,433,863
Weighted average shares outstanding - Class A redeemable ordinary shares	14,375,000	—	14,375,000
Basic and diluted income (loss) per share - Class A redeemable ordinary shares	$0.00	$0.19	$0.19
Weighted average shares outstanding - Class B non-redeemable ordinary shares	3,593,750	—	3,593,750
Basic and diluted income (loss) per share - Class B non-redeemable ordinary shares	$0.95	$(0.76)	$0.19

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
For the Three Months Ended June 30, 2021 (unaudited)
Net loss	$(3,146,583)	$—	$(3,146,583)
Weighted average shares outstanding - Class A redeemable ordinary shares	14,375,000	—	14,375,000
Basic and diluted income (loss) per share - Class A redeemable ordinary shares	$(0.00)	$(0.18)	$(0.18)
Weighted average shares outstanding - Class B non-redeemable ordinary shares	3,593,750	—	3,593,750
Basic and diluted income (loss) per share - Class B non-redeemable ordinary shares	$(0.88)	$0.70	$(0.18)

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
For the Six Months Ended June 30, 2021 (unaudited)
Net income	$287,280	$—	$287,280
Weighted average shares outstanding - Class A redeemable ordinary shares	14,375,000	—	14,375,000
Basic and diluted income (loss) per share - Class A redeemable ordinary shares	$0.00	$0.02	$0.02
Weighted average shares outstanding - Class B non-redeemable ordinary shares	3,593,750	—	3,593,750
Basic and diluted income (loss) per share - Class B non-redeemable ordinary shares	$0.07	$(0.05)	$0.02

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A amendment number 2 for the year ended December 31, 2020, as filed with the SEC on January 10, 2022. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (as restated)

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

This Management’s Discussion and Analysis of Financial Condition has been restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of Public Shares. The Company’s management identified errors made in the Company’s historical financial statements where the Company improperly classified a portion of its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption regardless if the result is less than $5,000,001 in net tangible assets. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Audit Committee concluded, after discussion with the Company’s management that the Company’s previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if the Company is unable to complete a Business Combination by October 17, 2022 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed and our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amendment No. 1 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex equity and equity linked instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on January 11, 2022.

We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this report, our management identified errors made in our historical financial statements where we improperly classified some of our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A ordinary shares issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of redeemable and non-redeemable shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.  However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Date: January 11, 2022		/s/ Kenneth Ng
	Name:	Kenneth Ng
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: January 11, 2022		/s/ Stanley Wang
	Name:	Stanley Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)