Form 10-K
period 2021-12-31
Malacca Straits Acquisition Co Ltd
filed 2022-03-31
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s outstanding shares of Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2021, as reported on The Nasdaq Stock Market LLC, was approximately $142,312,500.

As of March 31, 2022, there were 4,705,551 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, $0.0001 par value per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association currently in effect;

●	“AVN” are to PT Asia Vision Network, an Indonesian limited liability company;

●	“AVN Business Combination Agreement” are to the Business Combination Agreement, dated March 21, 2021, we entered into with AVN and the other parties thereto;

●	“AVN Termination Agreement” are to the Termination Agreement, dated September 3, 2021, we entered into with AVN;

●	“ASM” are to Argyle Street Management Limited, an SEC-registered investment adviser and indirect member of our sponsor (as defined below);

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“Class A ordinary shares” are to the shares of Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the shares of Class B ordinary shares of the Company, par value $0.0001 per share;
●	“Company,” “our Company,” “we,” or “us” are to Malacca Straits Acquisition Company Limited, a Cayman Islands exempted company;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“Contribution” are to the $0.03 for each public share that was not redeemed in connection with the Extension Amendment (as defined below), for each calendar month (commencing on January 17, 2022 and on the 17th day of each subsequent month), or a portion thereof, that we need to complete an initial business combination from January 17, 2022 (the date by which we were previously required to complete our initial business combination) until October 17, 2022 (if we fully extend the term we have to complete our initial business combination);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“equity-linked securities” are to any securities of our Company which are convertible into or exchangeable or exercisable for, ordinary shares of our Company;

●	“Extension Amendment” are to the amendment to our amended and restated memorandum and articles of association to extend the date by which we must consummate a business combination;

●	“Extension Note” are to the unsecured promissory note, dated March 29, 2022, in the amount of up to $1,297,500 we issued to our sponsor;

●	“Extension Redemption” are to the redemption exercised by shareholders holding 9,669,449 public shares for a pro rata portion of the trust account in relation to the Extension Amendment;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on July 17, 2020;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” are to the letter agreement, the form of which was filed as an exhibit to our registration statement;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“Promissory Notes” are to the unsecured promissory notes to the sponsor in the amount of up to $300,000, each, that were issued on August 2, 2021 and October 20, 2021, respectively;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 26, 2020 (File No. 333-239462), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Malacca Straits Management Company Limited, a BVI business company with limited liability;

●

“trust account” are to the U.S.-based trust account in which an amount of $143,750,000 from the net proceeds of the sales of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“TIH” are to TIH Limited, a Singapore-listed closed-end fund formed in 1994;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Note” are to the unsecured promissory note, dated March 29, 2022 in the amount of up to $1,000,000 we issued to our sponsor.

PART I

ITEM 1. BUSINESS.

General

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

On July 21, 2020, we consummated the sale of an additional 1,875,000 units that were subject to the underwriters’ over-allotment option at $10.00 per unit, generating gross proceeds of $18,750,000. Simultaneously with the closing of the sale of additional units, we consummated the sale of an additional 375,000 private placement warrants at a price of $1.00 per private placement warrant, generating total proceeds of $375,000. Following the closing of the over-allotment option and sale of additional private placement warrants, an aggregate amount of $143,750,000 was placed in the trust account with Continental acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Gordon Lo, our Chief Executive Officer and President, and Stanley Wang, our Chief Financial Officer. We must complete our initial business combination by October 17, 2022 (if we fully extend, as described further below). If our initial business combination is not consummated by October 17, 2022 (if we fully extend the term we have to complete our initial business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Extension Amendment and Redemption

On December 27, 2021, we held our 2021 annual general meeting of shareholders and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from January 17, 2022 (which was 18 months from the closing of the initial public offering) to October 17, 2022 (or such earlier date as determined by the board). In connection with the Extension Amendment, shareholders holding 9,669,449 public shares exercised their right to redeem such public shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the Extension Redemption. For each one month extension our sponsor will deposit a Contribution of $0.03 per public share not redeemed in connection with the Extension Amendment. The first Contribution was due on January 17, 2022 in the amount of $141,167 and subsequent Contributions are payable monthly through the Company’s extension date in October 2022 (if we fully extend the term we have to complete our initial business combination). Our sponsor has the sole discretion whether to continue extending for additional calendar months until October 17, 2022.

Our Business

We believe that, with a population of 656 million and a nominal GDP of approximately $3.2 trillion in 2019, as reported in the ASEAN Statistical Yearbook 2020 compiled by the ASEAN Secretariat, ASEAN, made up of Brunei Darussalam, Myanmar, Cambodia, Indonesia, Laos, Malaysia, Philippines, Singapore, Thailand and Vietnam, is fast becoming a major economic force in Asia and a driver of global growth. We are focusing on companies that have the potential for success in this region as we believe that such companies will benefit from a young and growing population, robust economic growth and expansionary volume of trade in goods. According to the ASEAN Statistical Yearbook 2020, ASEAN remains one of the fastest growing regions in the world with economic growth continuing to average 5.2%, and is predicted to become the fourth-largest economy in the world by 2030 after the United States, China, and the European Union.

We believe that we are uniquely positioned to tap into what we believe is a de-conglomeration phase that business groups in Southeast Asia are currently undergoing, by leveraging our sponsor’s, affiliates’ and management team’s long investment track record and deep network of relationships in Southeast Asia.

ASM, an SEC-registered investment adviser and indirect member of our sponsor, was founded in Hong Kong, China in 2002 as a pan-Asia special situations investor. ASM manages approximately $1.9 billion and has over 50 employees in offices in Hong Kong, Thailand, Indonesia, the Philippines, Singapore and the United States. ASM has long-standing strategic relationships in Southeast Asia, including with family-owned business conglomerates, sovereign wealth funds and other Asian corporate groups. Such business relationships form the backbone of ASM’s long investment track record and deal-sourcing capability. ASM won the Eurekahedge Best Asia ex-Japan Hedge Fund Award in 2011, AsiaHedge Fund of the Year in 2010 and Eurekahedge Best Asian Distressed Debt Fund Award in 2007. We believe ASM’s extensive investment experience, broad and deep relationships with Asian business groups, strong reputation, and support of its stakeholders helps to give us a deep understanding of applicable regulations and policies, demographics and the political landscape in our target sectors and regions.

We are also close investment partners with TIH, a Singapore-listed closed-end fund formed in 1994, with strong historical ties to Singapore government-linked companies and focused on investment opportunities in Southeast Asia. Throughout its operating history and investment experience, TIH has invested in a broad variety of sectors including Consumer & Industrial Products, Healthcare, Technology, Media & Telecommunications, Food, Manufacturing and Chemicals, with a strong focus in Asia. TIH has extensive experience in cross-border private equity investments and divestments including but not limited to restructuring, mergers & acquisitions and joint venture opportunities. TIH’s largest shareholder is Lippo Group, one of Asia’s largest and most diversified conglomerates, who are also among the largest property developers and the largest healthcare groups in Indonesia. TIH Investment Management is an investment adviser to two ASM funds, and the TIH and ASM investment teams have worked closely on deals together. We draw upon ASM and TIH’s respective platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification, diligence, and operational support of a target for the initial business combination. We believe that we benefit from ASM and TIH’s investment experience across the sectors on which we focus. Both maintain extensive networks of relationships, and we currently anticipate that ASM and TIH may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets and in unlocking their long-term value. Neither ASM nor TIH are obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are the responsibility of our management team.

We seek to capitalize on the strength of our management team and advisors. Our management team and advisors consist of professionals and senior operating executives of various companies with decades of experience and industry exposure in media, food processing, energy and healthcare. Based on our management team’s and advisors’ extensive experience and industry exposure, we believe we will be able to identify, evaluate the risk and reward of and execute on attractive acquisition opportunities. Our management team and advisors are supported by ASM’s and TIH’s teams of investment professionals who each have meaningful investing experience and possess extensive experience in corporate finance, mergers and acquisitions, equity and debt capital markets, strategic consulting, and operations.

AVN Business Combination

On March 21, 2021, we entered into the AVN Business Combination Agreement with AVN, an indirect 99.99% owned subsidiary of PT MNC Vision Networks TBK, an Indonesian public limited liability company, and new holding company for Vision+, Indonesia’s fastest growing OTT business and MNC Play, the 3rd largest broadband and IPTV operator in Indonesia. Pursuant to the AVN Business Combination Agreement, subject to the terms and conditions set forth therein, a newly-formed Cayman Islands subsidiary of AVN would merge with and into our Company, with our Company surviving the merger as a wholly-owned subsidiary of AVN, and with AVN becoming the successor US-listed company to our Company.

On September 3, 2021, AVN and the Company entered into the Termination Agreement in which AVN and the Company mutually agreed to terminate the AVN Business Combination Agreement, pursuant to Section 9.1(a) thereof.

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

We are focusing our target search on Southeast Asian business groups which we believe are undergoing a phase of de-conglomeration. We believe that a number of business groups in Southeast Asia would be receptive to potential divestitures and de-conglomeration due to the following reasons: (i) we observe that a high number of family-owned business groups in Southeast Asia are transitioning to a next generation of leadership, resulting in increasing sophistication with regard to modern portfolio management and capital allocation theories, and a better understanding of how divestments and spin-offs can help conglomerate performance; (ii) a stronger preference to form dedicated professional management teams for specific businesses within the group; and (iii) estate planning for some family groups which influences how business groups are split.

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

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and advisor and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members and advisor have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience provide us with important sources of investment opportunities. In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

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

Our officers have agreed not to become an officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination).

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

Financial Position

With funds available for a business combination in the amount of $143,849,320, as of December 31, 2021, and $47,087,905 following the Extension Redemption we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.01 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until October 17, 2022 (if we fully extend the term we have to complete our initial business combination).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we have until October 17, 2022 (if we fully extend the term we have to complete our initial business combination) to complete our initial business combination. If we are unable to complete our initial business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination). However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination).

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect to use the amounts held outside the trust account ($112,687 as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to October 17, 2022 (if we fully extend the term we have to complete our initial business combination) although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($112,687 as of December 31, 2021) to pay any such potential claims, but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $650,000, we may fund such excess with funds from the funds not to be held in the trust account.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to October 17, 2022 (if we fully extend the term we have to complete our initial business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within October 17, 2022 (if we fully extend the term we have to complete our initial business combination), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination;

●	if our initial business combination is not consummated prior to October 17, 2022 (if we fully extend the term we have to complete our initial business combination), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we are encountering intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination); and

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least October 17, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Quarterly Report on Forms 10-Q and 10-Q/A for the quarter ended September 30, 2020 filed November 16, 2020, as amended January 11, 2022, and (iii) Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed January 11, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our executive offices are located at Unit 601-2, St. George’s Building, 2 Ice House Street, Central, Hong Kong, and our telephone number is +852 21060888. Our executive offices are provided to us by our sponsor at no charge. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

Our units, Class A ordinary shares and public warrants are each traded on Nasdaq under the symbols “MLACU,” “MLAC” and “MLACW,” respectively. Our units commenced public trading on July 15, 2020, and our Class A ordinary shares and public warrants commenced separate public trading on August 6, 2020.

(b)	Holders

On March 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a blank check company incorporated on July 17, 2019 as a Cayman Islands exempted company for the purpose of effecting an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

AVN Business Combination

On March 21, 2021, we entered into the AVN Business Combination Agreement with AVN, an indirect 99.99% owned subsidiary of PT MNC Vision Networks TBK, an Indonesian public limited liability company, and new holding company for Vision+, Indonesia’s fastest growing OTT business and MNC Play, the 3rd largest broadband and IPTV operator in Indonesia. Pursuant to the AVN Business Combination Agreement, subject to the terms and conditions set forth therein, a newly-formed Cayman Islands subsidiary of AVN would merge with and into our Company, with our Company surviving the merger as a wholly-owned subsidiary of AVN, and with AVN becoming the successor US-listed company to our Company.

On September 3, 2021, AVN and the Company entered into the Termination Agreement to mutually terminate the AVN Business Combination Agreement, pursuant to Section 9.1(a) thereof.

Extension Amendment and Redemption

On December 27, 2021, we held our 2021 annual general meeting of shareholders and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from January 17, 2022 (which was 18 months from the closing of the initial public offering) to October 17, 2022 (or such earlier date as determined by the board). Our sponsor has the sole discretion whether to continue extending for additional calendar months until October 17, 2022. In connection with the Extension Amendment, shareholders holding 9,669,449 public shares exercised their right to redeem such public shares for a pro rata portion of the trust account.

Recent Developments

In January 2022, in connection with the Extension Amendment, we paid cash in the aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the Extension Redemption. For each one month extension our sponsor will deposit a Contribution of $0.03 per public share not redeemed in connection with the Extension Amendment. The first Contribution was due on January 17, 2022 in the amount of $141,167 and subsequent Contributions are payable monthly through the Company’s extension date in October 2022 (if we fully extend the term we have to complete our initial business combination). Immediately after the Extension Redemption, the amount in the trust account was approximately $47,087,905.

On March 29, 2022, we issued the Working Capital Note, an unsecured promissory note in the amount of up to $1,000,000, to our sponsor. The proceeds of the Working Capital Note will be used for costs in connection with our initial business combination or as general working capital. We also issued the Extension Note, an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,297,500, to our sponsor. The proceeds of the Extension Note will be used solely for extensions of the time period the Company has to complete an initial business combination pursuant to our amended and restated memorandum and articles of association. For more information on the Working Capital Note and the Extension Note see “Item 9. Other Information”.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had net income of $6,050,466, which consists of a gain due to changes in fair value of warrant liabilities of $7,457,876, operating expenses of $1,440,989, offset by interest earned from bank of $3 and interest earned on marketable securities held in the trust account of $35,576.

For the year ended December 31, 2020, we had a net loss of $7,625,541, which consists of a loss due to changes in fair value of warrant liabilities of $7,193,729, transaction costs of $186,456 and operating expenses of $311,104, offset by interest earned from bank of $4 and interest earned on marketable securities held in the trust account of $65,744.

Liquidity and Capital Resources

On July 17, 2020, we consummated the initial public offering of 12,500,000 units, and on July 21, 2020, we consummated the sale of an additional 1,875,000 units, which included the full exercise by the underwriters of their over-allotment option, at $10.00 per unit, generating aggregate gross proceeds of $143,750,000. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. Simultaneously with the closing of the initial public offering and the full exercise of the over-allotment option, we consummated the sale of an aggregate of 4,375,000 private placement warrants to our sponsor at a price of $1.00 per warrant, generating aggregate gross proceeds of $4,375,000.

Following the initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants, a total of $143,750,000 was placed in the trust account. We incurred $8,394,954 in transaction costs, including $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $488,704 of other offering costs in connection with the initial public offering and the sale of the private placement warrants. Of these amounts, transactions costs of $186,456 attributable to the issuance of the warrants were expensed during 2020.

For the year ended December 31, 2021, net cash used in operating activities was $1,218,150. Net income of $6,050,466 primarily related to the income from change in fair market value of derivative warrant liabilities of $7,457,876, interest earned on marketable securities of $33,576 and changes in operating assets and liabilities, which provided $222,836 of cash from operating activities.

At December 31, 2021 and 2020, we had cash and marketable securities held in the trust account of $143,849,320 and $143,815,744, respectively. Subsequent to December 31, 2021, $96,761,060 was distributed to shareholders who elected to redeem their shares. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

At December 31, 2021 and 2020, we had cash of $112,687 and $730,837, respectively, held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Other than as disclosed in this Report, we do not presently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

We issued the Promissory Notes to the sponsor, which consist of two unsecured promissory notes in the amount of up to $300,000, each, which were issued on August 2, 2021 and October 20, 2021, respectively. The Promissory Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial business combination is completed and (ii) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of December 31, 2021 and 2020, we had $600,000 and nil, respectively, outstanding borrowings under the Promissory Notes.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that we do not currently have adequate liquidity to sustain operations, which consist solely of pursuing an initial business combination. While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, we have determined that if the Company is unable to complete a business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 17, 2022 (if we fully extend the term we have to complete our initial business combination). We intend to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to (i) ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and (ii) ASC Topic 815-15, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,187,500 public warrants to investors in our initial public offering and issued 4,375,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC Topic 815-40 “Contracts in Entity’s Own Equity”. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants was initially measured using a Monte Carlo simulation approach with subsequent measurements based off the quarterly trading price, whereas the fair value of the Private Warrants was estimated initially and subsequently using a Modified Black Scholes Model.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Under ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on July 17, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages F-1 through F-20, comprising a portion of this Report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management re-evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act, due to our failure to correctly apply the nuances of complex accounting standards that apply to our financial statements, including with respect to certain complex financial instruments. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as December 31, 2021.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Specifically, the management has concluded that our control around the interpretation and accounting for complex equity and equity linked financial instruments issued by the Company was not effectively designed or maintained. Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

In light of its material weakness, the Company’s management has expended, and will continue to expend, effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and further consulting third-party professionals with expertise in such complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

We issued the Working Capital Note, an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,000,000, to our sponsor. The proceeds of the Working Capital Note will be used for costs in connection with our initial business combination or as general working capital. The Working Capital Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial business combination is consummated and (ii) the date of our liquidation.

We issued the Extension Note, an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,297,500, to our sponsor. The proceeds of the Extension Note will be used solely for extensions of the time period the Company has to complete an initial business combination pursuant to our amended and restated memorandum and articles of association. The Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial business combination is consummated and (ii) the date of our liquidation.

Copies of the Working Capital Note and Extension Note are attached as Exhibits 10.11 and 10.12, respectively, to this Report and are incorporated herein by reference. The disclosures set forth in this Item 9B are intended to be summaries only and are qualified in their entirety by reference to the Working Capital Note and Extension Note.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Gordon Lo	44	Chief Executive Officer, President and Director
Stanley Wang	56	Chief Financial Officer and Director
Christian Jason Chan	49	Director
Ping He	37	Director
Dwi Prasetyo Suseno	47	Director

The experience of our directors and officers are as follows:

Mr. Gordon Lo, our Chief Executive Officer, President and a director since February 2022, has been the Chief Financial Officer and Chief Operating Officer of Donaco International Limited (ASX: DNA), a company engaged in leisure and entertainment businesses in the Asia-Pacific region, since January 2020. Prior to that, he was the Chief Financial Officer and Secretary of China Ruifeng Renewable Energy Holdings Limited (0527.HK), a company principally engaged in the operation of wind farms in China, from December 2018 to December 2019. From August 2018 to November 2018, Mr. Lo served as the Financial Controller of VHQ Hong Kong Holdings Ltd. (VHQ-KY 4803), a media company with operations in China, Malaysia and Singapore. Mr. Lo was the Regional Tax Director (Asia-Pacific) of W.L. Gore & Associates (Hong Kong) Limited, a wholesale distributor of piece goods or yard goods of natural or manmade fibers, from September 2014 to February 2018. Mr. Lo is a fellow member of Hong Kong Institute of Certified Public Accountants and a certified public accountant in Hong Kong, and a fellow member of The Association of Chartered Certified Accountants and a Certified Chartered Accountant in the U.K. Mr. Lo received his Bachelor of Business Administration degree in Accountancy from the City University of Hong Kong and his Master of Science degree in Investment Management from Hong Kong University of Science and Technology. Mr. Lo is well-qualified to serve on the Board due to his extensive corporate finance and publicly-listed company experience.

Stanley Wang, our Chief Financial Officer and a director since July 14, 2020, has been the founder and managing director of K2 Venture Capital Company Limited, a venture capital investment company focused on investments in financial technologies and artificial intelligence opportunities in Southeast Asia. Since 2017, Mr. Wang has also been serving as a consultant and management investment committee member of TIH, where he provides consultation and approves investments. Prior to that, Mr. Wang served as a director of several technology startups and media companies, serving as a managing director at Emerging Asia Capital Partners, a Thailand-based project financing advisory firm, from 2015 to 2016, a senior financial advisor to Ital-Thai Development PCL, a civil infrastructure and construction group, and to the group’s founding family from 2004 to 2013, and the managing director to PK Development Pty Ltd, a property development company in South Africa, from 1996 to 2003, respectively. Prior to that, Mr. Wang was an executive director at Goldman Sachs (Asia) Limited, Hong Kong and Singapore from 1992 to 1995, a senior associate at Morgan Stanley (Asia) Limited, Hong Kong from 1990 to 1992, and an associate at Morgan Stanley Real Estate International, New York from 1988 to 1990, where he was involved in both real estate investment banking and project finance. Mr. Wang earned a Bachelor’s degree in Economics and Finance from The Wharton School of the University of Pennsylvania and an MBA degree from The University of Chicago. Mr. Wang is well qualified to serve on our board due to his extensive finance and investment experience, as well as his experience with conglomerates.

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

Dwi Prasetyo Suseno, one of our directors since July 14, 2020 has since 2015 been executive director and group chief executive officer of Golden Energy and Resources Ltd (SGX:AUE), a leading energy and resources company in the Asia-Pacific region. Mr. Suseno has over 25 years’ experience in management, commercial, finance and commodities in both Australia and internationally. Mr. Suseno was previously an Executive Director and CFO of Straits Corporation Group, which was then part of the SGX-listed coal mining company Straits Asia Resources Limited. Mr. Suseno has previously worked with Baker Hughes Inc. (Fortune 500 NYSE listed oilfield services company), Arthur Andersen Australia and Ernst & Young LLP. Mr. Suseno is a CPA and Chartered Accountant in both Australia and Singapore respectively, graduated with a Bachelor of Commerce Degree from the University of Western Australia, Graduate Diploma in Tax from the University of Melbourne’s Law Masters program, as well as a Postgraduate Diploma in Business from Curtin University. He also holds an executive Masters in Business Administration from the Kellogg School of Management & Hong Kong University of Science and Technology.

Advisors

Kenneth Ng has over 20 years of experience in hedge funds, private equity, equity derivatives, and buy-side investment banking. He is the founder and managing partner of Ark Pacific Capital Management Limited, an asset management company licensed with the Securities and Futures Commission in Hong Kong since 2014, with overall leadership responsibility in managing investments in growth, special situations private equity and real estate investments across Asia. He has also been serving as the executive director of Sprint Power Technology Limited, a consulting and engineering services company with a focus on low-carbon automotive technology, since 2018. From 2005 to 2014, Mr. Ng served as an executive director and a founding team member at Elliott Advisors (HK) Limited, the Asian arm of the global multi-strategy hedge fund Elliott Associates, where he oversaw investments in public equities, public debt, private credit and private equity in Asia. Prior to that, Mr. Ng worked as an associate director in the equity derivatives department at UBS AG from 2004 to 2005 and an associate at TPG Capital Asia, a private equity firm, from 2001 to 2004. Mr. Ng started his career in New York with Merrill Lynch & Co. from 1999 to 2001, where he worked on corporate finance transactions and mergers and acquisitions in the technology sector. Mr. Ng graduated from Massachusetts Institute of Technology with a Bachelor’s degree in Computer Science and Engineering, a Bachelor’s degree in Management Science and a Master’s degree in Electrical Engineering and Computer Science.

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

Our advisors assisted us in the completion of our initial public offering. We expect our advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, they fulfill some of the same functions as our board members. However, they have no written advisory agreement with us, nor do they have any other employment or compensation arrangements with us. Moreover, our advisors are not under any fiduciary obligation to us nor do they perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They are not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our advisors become aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Suseno qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You will be able to review these documents accessing our public filings at the SEC’s web site at www.sec.gov and on our website at www.malaccastraits.net. Any amendments to or waivers of certain provisions of our Code of Ethics will be disclosed in a current report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,299,301 ordinary shares, consisting of (i) 4,705,551 Class A ordinary shares and (ii) 3,593,750 Class B ordinary shares, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A common shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares			Class B Ordinary Shares			Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned(2)		Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Malacca Straits Management Company Limited(3)	--		--	3,593,750	(2)	100.0%	43.3%
Gordon Lo	--		--	--		--	--
Stanley Wang	--		--	--		--	--
Christian Jason Chan	--		--	--		--	--
Ping He	--		--	--		--	--
Dwi Prasetyo Suseno	--		--	--		--
All officers and directors as a group (5 individuals)	--		--	3,593,750		100.0%	43.3%
Fir Tree Capital Management LP (5)	909,508	(4)	19.3%	--		--	11.0%
Periscope Capital Inc. (6)	800,000	(4)	17.0%	--		--	9.6%
Owl Creek Asset Management, L.P.(7)	731,966	(4)	15.6%	--		--	8.8%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Unit 601-2, St. George’s Building, 2 Ice House Street, Central, Hong Kong.

(2)	Interests shown consist solely of founders shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(3)	Mr. Ng, our Senior Advisor, is one of three directors of our sponsor and has the right to appoint a majority of the directors of our sponsor through an entity controlled by him. As such he may be deemed to beneficially own the securities held by our sponsor by virtue of such control. Mr. Ng disclaims beneficial ownership of the securities held by our sponsor other than to the extent of his direct or indirect pecuniary interest in such securities. ASM, as well as each of our officers and directors and our advisor are direct and indirect members of our sponsor, or have direct or indirect economic interests in our sponsor.

(4)	Interests shown consist solely of Class A ordinary shares.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2022, Fir Tree Capital Management LP, a Delaware limited partnership (“Fir Tree”), holds 909,508 Class A ordinary shares. The principal business address of Fir Tree is 55 West 46th Street, 29th Floor New York, NY 10036.

(6)	According to a Schedule 13G filed with the SEC on February 16, 2021, as amended on February 14, 2022, 637,900 Class A ordinary shares are held by Periscope Capital Inc. (“Periscope”) and 237,400 Class A ordinary shares are held collectively by certain private investment funds (each, a “Periscope Fund”). Periscope may be deemed a beneficial owner of the shares held by the Periscope Funds. James Wise, as Chief Executive Officer of the Periscope, may be deemed to be a beneficial owner of the shares held by Periscope. The principal address of Periscope, the Periscope Funds, and James Wise is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(7)	According to a Schedule 13G filed with the SEC on April 28, 2021, as amended on February 10, 2022, Owl Creek Asset Management, L.P., a Delaware limited partnership and the investment manager of a certain fund and a sub-advisor to a certain sub-account (the “Owl Creek Fund and Account”), and Jeffrey A. Altman, a citizen of the United States of America and the managing member of the general partner of Owl Creek Fund and Account (together, the “Reporting Persons”), may be deemed beneficial owners of 731,966 shares of Class A ordinary shares. The principal business address of the Reporting Persons is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On March 31, 2020, the Company issued an unsecured promissory note (the “Note”) to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the initial public offering. The outstanding balance under the Note of $246,330 was repaid upon the closing of the initial public offering on July 17, 2020.

On July 17, 2020, the sponsor purchased 4,000,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $4,000,000. On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the sponsor purchased an additional 375,000 private placement warrants at a price of $1.00 per private placement warrant. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the private placement warrants were added to the proceeds from the initial public offering to be held in the trust account. If the Company does not complete an initial business combination by October 17, 2022 (if we fully extend the term we have to complete our initial business combination), the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers and directors, or any of their respective affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

We issued the Promissory Notes to the sponsor, which consist of two unsecured promissory notes in the amount of up to $300,000, each, which were issued on August 2, 2021 and October 20, 2021, respectively. The Promissory Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial business combination is completed and (ii) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of December 31, 2021 and 2020, we had $600,000 and nil, respectively, outstanding borrowings under the Promissory Notes.

On March 29, 2022, we issued the Working Capital Note, an unsecured promissory note in the amount of up to $1,000,000, to our sponsor. The proceeds of the Working Capital Note will be used for costs in connection with our initial business combination or as general working capital. We also issued the Extension Note, an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,297,500, to our sponsor. The proceeds of the Extension Note will be used solely for extensions of the time period the Company has to complete an initial business combination pursuant to our amended and restated memorandum and articles of association. For more information on the Working Capital Note and the Extension Note see “Item 9. Other Information”.

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

In connection with the Extension Amendment, our sponsor agreed to loan us the Contribution, $0.03 for each public share that is not redeemed, for each calendar month (commencing on January 17, 2022 and on the 17th day of each subsequent month), or a portion thereof, that we need to complete an initial business combination from January 17, 2022 (the date by which we were previously required to complete our initial business combination) until October 17, 2022 (if we fully extend the term we have to complete our initial business combination). For example, if the Company takes until July 17, 2022 to complete its business combination, which would represent six calendar months, the sponsor would make aggregate Contributions of approximately $846,999.18 ($0.03 per month for each of the 4,705,551 Class A ordinary shares that was not redeemed). Each Contribution will be deposited in the trust account within seven calendar days from the beginning of such calendar month (or portion thereof). The sponsor has made the deposits for January, February and March 2022. Our sponsor has the sole discretion whether to continue extending for additional calendar months until October 17, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees. For the years ended December 31, 2021 and December 31, 2020, fees for our independent registered public accounting firm were approximately $126,000 and $93,000, respectively, for the services Withum performed in connection with our initial public offering and the audits of our December 31, 2021 and December 31, 2020 financial statements included in this Report and our Annual Report on Form 10-K filed with the SEC on March 31, 2021, as amended.

Audit-Related Fees. For the years ended December 31, 2021 and December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2021 and December 31, 2020, fees for our independent registered public accounting firm were approximately $3,500 and nil, respectively, for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2021 and December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated July 14, 2020, by and between the Company and BTIG, LLC. (4)
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A ordinary shares Certificate. (2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (2)
4.4	Warrant Agreement dated July 14, 2020 by and between Continental and the Company. (4)
4.5	Description of Securities. (5)
10.1	Letter Agreement dated July 14, 2020 by and among the Company and its officers, directors and the Sponsor. (4)
10.2	Promissory Note, dated March 31, 2020, issued to the Sponsor. (1)
10.3	Investment Management Trust Agreement dated July 14, 2020 by and between Continental and the Company. (4)
10.4	Registration Rights Agreement dated July 14, 2020 by and between the Company and the Sponsor. (4)
10.5	Securities Subscription Agreement, dated March 31, 2020, between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement dated July 14, 2020 between the Company and the Sponsor. (4)
10.7	Form of Indemnity Agreement. (2)
10.8	Promissory Note, dated August 2, 2021, issued to the Sponsor. (6)
10.9	Termination Agreement, dated September 3, 2021. (7)
10.10	Promissory Note, dated October 20, 2021, issued to the Sponsor. (8)
10.11	Promissory Note, dated March 29, 2022, issued to the Sponsor.*
10.12	Promissory Note, dated March 29, 2022, issued to the Sponsor.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on June 26, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 6, 2020.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 9, 2020
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2020.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021, as amended.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2021.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2021.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2021.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Malacca Straits Acquisition Company Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Malacca Straits Acquisition Company Limited (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2021 and 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 31, 2022

PCAOB ID Number 100

MALACCA STRAITS ACQUISITION COMPANY LIMITED

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$112,687	$730,837
Prepaid expenses	-	75,844
Total Current Assets	112,687	806,681

Cash and marketable securities held in Trust Account	143,849,320	143,815,744
TOTAL ASSETS	$143,962,007	$144,622,425

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMEPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$228,477	$81,485
Promissory note – related party	600,000	-
Class A ordinary shares tendered for redemption, 9,669,449 shares at $10.00 to be paid out of Trust account (see Note 9)	96,694,490		_
Total Current Liabilities	97,522,967	81,485
Derivative warrant liabilities	4,728,384	12,186,260
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	107,282,601	17,298,995

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 4,705,551 shares at $10.00 per share	47,055,510	143,750,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	-	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	-	—
Accumulated deficit	(10,376,463)	(16,426,929)
Total Shareholders’ Deficit	(10,376,104)	(16,426,570)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMEPTION AND SHAREHOLDERS’ DEFICIT	$143,962,007	$144,622,425

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020
Formation and operating costs	$1,440,989	$311,104
Loss from operations	(1,440,989)	(311,104)

Other income (expense):
Interest earned – bank	3	4
Interest earned on marketable securities held in Trust Account	33,576	65,744
Issuance costs related to warrant liability	-	(186,456)
Change in fair market value of derivative warrant liabilities	7,457,876	(7,193,729)

Net Income (Loss)	$6,050,466	$(7,625,541)

Weighted average shares outstanding of Class A redeemable ordinary shares	14,375,000	6,577,869
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.34	$(0.75)

Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,593,750	3,593,750
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$0.34	$(0.75)

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Excess of cash received over fair value of private placement warrants	—	—	—	—	2,473,094	—	2,473,094

Accretion for Class A ordinary shares subject to redemption amount			—	—	(2,497,735)	(8,801,388)	(11,299,123)

Net loss	—	—	—	—	—	(7,625,541)	(7,625,541)

Balance — December 31, 2020,	—	—	3,593,750	359	$—	(16,426,929)	(16,426,570)

Net income	—	—	—	—	—	6,050,466	—
Balance — December 31, 2021	—	$—	3,593,750	$359	$—	$(10,376,463)	$(10,376,104)

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$6,050,466	$(7,625,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	-	1,707
Interest earned on marketable securities held in Trust Account	(33,576)	(65,744)
Change in fair value of derivative warrant liability	(7,457,876)	7,193,729
Warrant issuance transaction costs	-	186,456
Changes in operating assets and liabilities:
Prepaid expenses	75,844	(75,844)
Accrued expenses	146,992	81,485
Net cash used in operating activities	(1,218,150)	(303,752)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(143,750,000)
Net cash used in investing activities	-	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	140,875,000
Proceeds from sale of Private Placement Warrants	-	4,375,000
Proceeds from promissory notes – related party	600,000	10,000
Repayment of promissory note – related party	-	(246,330)
Payments of offering costs	-	(229,081)
Net cash provided by financing activities	600,000	144,784,589

Net Change in Cash	(618,150)	730,837
Cash – Beginning	730,837	-
Cash – Ending	$112,687	$730,837

Non-Cash Investing and Financing Activities:
Offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$-	$25,000
Deferred underwriting fee payable	$-	$5,031,250
Payment of offering costs through promissory note	$-	$234,623

The accompanying notes are an integral part of these financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 and 2020

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

While the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing its search on businesses which are currently part of Southeast Asian business conglomerates in the media, food processing, renewable energy and healthcare industries. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on July 17, 2020, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association currently in effect (the “Amended and Restated Memorandum and Articles of Association”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Public Shares if the Company is unable to complete its initial Business Combination within the Combination Period, subject to applicable law.

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

Transaction costs amounted to $8,394,954, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $488,704 of other offering costs. Transaction costs of $186,456 attributable to the warrants were expensed during the year ended December 31, 2020.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the Nasdaq Stock Market LLC, the stock exchange that the Company list its securities on, require that the Company’s initial Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company signing a definitive agreement in connection with the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period).

The Company has until October 17, 2022 (if we fully extend the term we have to complete our initial business combination) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On December 27, 2021, we held our 2021 annual general meeting of shareholders and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from January 17, 2022 (which was 18 months from the closing of the initial public offering) to October 17, 2022 (or such earlier date as determined by the board) by amending the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”). In connection with the Extension Amendment, shareholders holding 9,669,449 public shares exercised their right to redeem such public shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the Extension Redemption. Our Sponsor agreed to contribute to us $0.03 for each public share that was not redeemed in connection with the Extension Amendment, for each calendar month (commencing on January 17, 2022 and on the 17th day of each subsequent month), or a portion thereof, that we need to complete an initial business combination from January 17, 2022 (the date by which we were previously required to complete our initial business combination) until October 17, 2022 (if we fully extend the term we have to complete our initial business combination) (the “Contribution”). The first Contribution was due on January 17, 2022 in the amount of $141,167 and subsequent Contributions are payable monthly through the Company’s extension date in October 2022 (if we fully extend the term we have to complete our initial business combination). Our sponsor has the sole discretion whether to continue extending for additional calendar months until October 17, 2022.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $113,000 in its operating bank accounts available to fund a Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity requirements, date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 or 2020.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB’s Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders' equity. The Company's Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to occurrence of uncertain future events. Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' equity section of the Company's balance sheet. Accordingly, at December 31, 2021 and 2020, there were 4,705,551 and 14,375,000, respectively Class A ordinary shares subject to possible redemption, all of which are presented as temporary equity, outside of the shareholders' equity section of the Company's balance sheet. As of December 31, 2021, 9,669,449 Class A ordinary shares have tendered shares for redemption. These shares were deemed to be mandatorily redeemable as of December 31, 2021 and were classified as liabilities at $10.00 per share.

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

At December 31, 2021 and 2020, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(3,090,625)
Class A ordinary shares issuance costs	(8,208,498)
Plus:
Accretion of carrying value to redemption value	11,299,123
Class A ordinary shares subject to possible redemption, December 31, 2020	$143,750,000
Class A ordinary shares tendered for redemption	(96,694,490)
Class A ordinary shares subject to possible redemption, December 31, 2021	$47,055,510

Offering Costs

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $8,394,954 of which $8,208,498 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $186,486 of costs allocated to the warrants were charged to operations during 2020.

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,840,373	$1,210,093	$(4,931,350)	$(2,694,191)

Denominator:
Basic and diluted weighted average shares outstanding	14,375,000	3,593,750	6,577,869	3,593,750

Basic and diluted net income (loss) per ordinary share	$0.34	$0.34	$(0.75)	$(0.75)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,000,000. On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor purchased an additional 375,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Private Placement Warrants were deemed to be derivative warrant liabilities at issuance and recorded at fair value. Amounts paid by the Sponsor in excess of the warrants fair value ($2,473,094) was treated as a capital contribution. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Notes – Related Party

On March 31, 2020, the Company issued an unsecured promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Note of $246,330 was repaid upon the closing of the Initial Public Offering on July 17, 2020.

The Company has issued two unsecured promissory notes in the amount of up to $300,000, each, which were issued on August 2, 2021 and October 20, 2021, respectively (the “Promissory Notes”). The Promissory Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial business combination is completed and (ii) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of December 31, 2021 and 2020, the Company had $600,000 and nil, respectively, outstanding borrowings under the Promissory Notes.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the convertible Working Capital Loans.

Related Party Website Services

During the year ended December 31, 2020, the Company engaged a firm to provide website services. The Company’s Chief Financial Officer and Director, Stanley Wang, is a minority shareholder of the company providing such services. For the year ended December 31, 2021 and 2020, the Company incurred $13,900 and $2,995, respectively, for such services.

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

NOTE 6 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 4,705,551 and 14,375,000 Class A ordinary shares issued and outstanding, respectively, which are presented as temporary equity. In December 2021 and in connection with the Extension Amendment, shareholders holding 9,669,449 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account and tendered the shares for redemption. The shares were redeemed in January 2022

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

NOTE 7 — WARRANTS

At December 31, 2021 and 2020, the Company had 7,187,500 Public Warrants and 4,375,000 Private Placement Warrants outstanding. At December 31, 2021 and 2020, the fair value of the Public Warrants was $2,923,156 and $7,546,875, respectively and the fair value of the Private Placement Warrants was $1,805,125 and $4,639,385, respectively.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

At December 31, 2021 and 2020, assets held in the Trust Account were comprised of approximately $178 and $273, respectively, in cash and $143,849,142 and $143,815,471, respectively, in U.S. Treasury securities. During the years ended December 31, 2021 and 2020, the Company did not withdraw any interest income from the Trust Account. In January 2022, $96,761,060 was withdrawn from the account to redeem Class A ordinary shares tendered for redemption.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Money Market Funds	1	$143,849,142

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at December 31, 2021 are as follows:

	Description	Level	Fair Value
Derivative	Warrant Liabilities – Public Warrants	1	$2,923,156
Derivative	Warrant Liabilities – Private Placement Warrants	3	1,805,228
			$4,728,384

The fair value of the derivative warrant liabilities at December 31, 2020 are as follows:

	Description	Level	Fair Value
Derivative	Warrant Liabilities – Public Warrants	1	$7,546,875
Derivative	Warrant Liabilities – Private Placement Warrants	3	4,639,385
			$12,186,260

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40, Contracts in Entity’s Own Equity,” and are presented within derivative warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Public Warrants

The Warrants were valued as of December 31, 2021 (over-allotment exercise) the per share value based on the observed traded prices of the Public Warrants as of the valuation date.

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

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at December 31, 2021:

Input	Initial Measurement
Expected term (years)	0.40
Expected volatility	6.6%
Risk-free interest rate	1.30%
Exercise price	$11.50
Fair value of the ordinary share price	$10.21

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Expected term (years)	0.52
Expected volatility	15.0%
Risk-free interest rate	0.34%
Exercise price	$11.50
Fair value of the ordinary share price	$10.00

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement beginning on August 6, 2020, as the Public Warrants were separately listed and traded

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the years ended December 31, 2020 and 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total Warrants
Derivative warrant liabilities at January 1, 2020	$—	$—	$—
July 17, 2020 Issuance of Public and Private Warrants, Level 3 inputs	2,687,500	1,738,885	4,426,385
July 21, 2020 Issuance of Public and Private Warrants, Level 3 inputs	403,125	163,021	566,146
Change in fair value of derivative warrant liabilities	—	(129,595)	(129,595)
Transfer of Public Warrants to Level 1	(3,090,625)	—	(3,090,625)

Change in fair value of Private Warrants	—	2,867,074	2,867,074
Derivative warrant liabilities – Level 3, at December 31, 2020	$—	$4,639,385	$4,639,385
Change in fair value of Private Warrants		(2,834,157)	(2,834,157)
Derivative warrant liabilities – Level 3, at December 31, 2021	$—	$1,805,228	$1,805,228

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In connection with the Extension Amendment, shareholders holding 9,669,449 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. On January 7, 2022, the Company paid cash in the aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders. The Company’s extensions payment of $0.03 per share/per month were due beginning on January 17, 2022 in the amount of $141,167 and are payable monthly through the Company’s extension date in October 2022.

In February 2022, the Russian Federation and Belarus commenced an invasion of the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On March 29, 2022, the Company issued an unsecured promissory note (the “Working Capital Note”) in the amount of up to $1,000,000, to the Sponsor. The proceeds of the Working Capital Note will be used for costs in connection with the Company’s Business Combination or as general working capital. The Working Capital Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

On March 29, 2022, the Company issued an unsecured promissory note (the “Extension Note”) in the amount of up to $1,297,500 to the Sponsor. The proceeds of the Extension Note will be used solely for extensions of the time period the Company has to complete a Business Combination pursuant to the Company’s Amended and Restated Memorandum and Articles of Association. The Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Malacca Straits Acquisition Company Limited

Dated: March 31, 2022	By:	/s/ Gordon Lo
Gordon Lo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon Lo	Chief Executive Officer	March 31, 2022
Gordon Lo	(Principal Executive Officer)

/s/ Stanley Wang	Chief Financial Officer and Director	March 31, 2022
Stanley Wang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ping He	Director	March 31, 2022
Ping He

/s/ Christian Jason Chan	Director	March 31, 2022
Christian Jason Chan

/s/ Dwi Prasetyo Suseno	Director	March 31, 2022
Dwi Prasetyo Suseno