Form 10-Q
period 2022-03-31
Malacca Straits Acquisition Co Ltd
filed 2022-05-24
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 23, 2022, there were 4,705,551 Class A ordinary shares, $0.0001 par value per share (the “Class A ordinary shares”), and 3,593,750 Class B ordinary shares, $0.0001 par value per share (the “Class B ordinary shares”), issued and outstanding.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

i

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$34,414	$112,687
Prepaid expenses and other current assets	44,625	—
Total Current Assets	79,039	112,687

Cash and marketable securities held in Trust Account	47,515,889	143,849,320
TOTAL ASSETS	$47,594,928	$143,962,007

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$240,337	$228,477
Promissory notes – related party	1,032,500	600,000
Promissory note - working capital	134,834	—
Class A ordinary shares tendered for redemption (See Note 6)	—	96,694,490
Total Current Liabilities	1,407,671	97,522,967
Derivative warrant liabilities	1,632,697	4,728,384
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	8,071,618	107,282,601

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 4,705,551 at $10.09 per share as of March 31, 2022 and $10.00 per share as of December 31, 2021	47,479,010	47,055,510

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	359	359
Additional paid-in capital	—	—
Accumulated deficit	(7,956,059)	(10,376,463)
Total Shareholders’ Deficit	(7,955,700)	(10,376,104)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$47,594,928	$143,962,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating costs	$189,342	$291,157
Loss from operations	(189,342)	(291,157)

Other income:
Interest income – bank	—	1
Interest earned on investments held in Trust Account	4,129	17,139
Change in fair value of derivative warrant liabilities	3,095,687	3,707,880
Net income	$2,910,474	$3,433,863

Weighted average shares outstanding of Class A redeemable ordinary shares	5,350,181	14,375,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.33	$0.19
Weighted average shares outstanding of Class B non-redeemable ordinary shares	3,593,750	3,593,750
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.33	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	3,593,750	$359	$—	$(10,376,463)	$(10,376,104)

Net income	—	—	—	—	—	2,910,474	2,910,474
Accretion of shares subject to redemption						(423,500)	(423,500)
Accretion of shares tendered for redemption	—	—	—	—	—	(66,570)	(66,570)

Balance – March 31, 2022	—	$—	3,593,750	$359	$—	$(7,956,059)	$(7,955,700)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	3,593,750	$359	$—	$(16,426,929)	$(16,426,570)

Net income	—	—	—	—	—	3,433,863	3,433,863

Balance – March 31, 2021	—	$—	3,593,750	$359	$—	$(12,993,066)	$(12,992,707)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,910,474	$3,433,863
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,129)	(17,139)
Change in fair value of derivative warrant liabilities	(3,095,687)	(3,707,880)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44,625)	(989)
Accounts payable and accrued expenses	11,860	182,852
Net cash used in operating activities	(222,107)	(109,293)

Cash Flows from Investing Activities:
Extension payments made into Trust Account	(423,500)	—
Withdrawal from trust account upon redemption of 9,669,449 ordinary shares	96,761,060	—
Net cash provided by investing activities	96,337,560	—

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	567,334	—
Redemption of 9,669,449 Class A ordinary shares	(96,761,060)	—
Net cash used in financing activities	(96,193,726)	—

Net Change in Cash	(78,273)	(109,293)
Cash – Beginning	112,687	730,837
Cash – Ending	$34,414	$621,544

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 1 — Description of Organization and Business Operations

Malacca Straits Acquisition Company Limited (formerly known as “Bilbao Street Limited,” the “Company”) was incorporated in the Cayman Islands on July 17, 2019. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company changed its name to “Malacca Straits Acquisition Company Limited” on February 26, 2020.

While the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing its search on businesses that are currently part of Southeast Asian business conglomerates in the media, food processing, renewable energy and healthcare industries. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 14, 2020. On July 17, 2020, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Malacca Straits Management Company Limited (the “Sponsor”), generating gross proceeds of $4,000,000, which is described in Note 3.

Following the closing of the Initial Public Offering on July 17, 2020, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association then in effect (the “Amended and Restated Memorandum and Articles of Association”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Public Shares if the Company is unable to complete its initial Business Combination within the Combination Period, subject to applicable law.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the Nasdaq Stock Market LLC, the stock exchange the Company lists its securities on, require that the Company’s initial Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company signing a definitive agreement in connection with the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

MARCH 31, 2022

(Unaudited)

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

On December 27, 2021, the Company held its 2021 annual general meeting of shareholders and approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the “Extension Amendment”). The Extension Amendment extended the date by which the Company must consummate a Business Combination from January 17, 2022 (which was 18 months from the closing of the Initial Public Offering) to October 17, 2022 (or such earlier date as determined by the board). In connection with the Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On January 7, 2022, the Company paid from the Trust Account an aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $0.03 for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Monthly Contributions in the amount of $141,167 are payable monthly through the Company’s extension date in October 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the three months ended March 31, 2022, $423,500 was borrowed under the Promissory Notes (see Note 4) and deposited in the Trust Account. The Sponsor has the sole discretion whether to continue extending for additional calendar months until October 17, 2022.

The Company must consummate a Business Combination between January 17, 2022 and October 17, 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination) (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

MARCH 31, 2022

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $34,000 in its operating bank accounts available to fund a Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). As discussed in Note 4, the Sponsor has advanced the Company $1,167,334 through March 31, 2022 and an additional $282,333 subsequent to March 31, 2022 under the agreements for the Promissory Notes (as defined in Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity requirements, date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report Filed on Form 10-K filed by the Company with the SEC on March 31, 2022.

The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

MARCH 31, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in the accompanying unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, and redemption of a portion of Class A ordinary shares in January 2022, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

	March 31, 2022	December 31, 2021
Gross proceeds	$143,750,000	$143,750,000
Less:
Proceeds allocated to Public Warrants	(3,090,625)	(3,090,625)
Class A ordinary shares issuance costs	(8,208,498)	(8,208,498)
Plus:
Accretion of carrying value to redemption value	11,299,123	11,299,123
Class A ordinary shares subject to possible redemption	$143,750,000	143,750,000
Class A ordinary shares tendered for redemption	-	(96,694,490)
Accretion of shares tendered for redemption	66,570
Class A ordinary shares redeemed from the Trust Account	(96,761,060)	-
Accretion of shares subject to redemption	423,500	-
Class A ordinary shares subject to possible redemption	$47,479,010	$47,055,510

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in  capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Model (see Note 8). For periods subsequent to the detachment of the Public Warrants (as defined in Note 3) from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as each relevant date.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Income or loss is allocated on a pro rata basis to each of the two classes of ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,650,185	$1,260,289	$2,747,090	$686,773

Denominator:
Basic and diluted weighted average shares outstanding	5,350,181	3,593,750	11,793,478	3,593,750

Basic and diluted net income per ordinary share	$0.33	$0.33	$0.19	$0.19

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the Company’s accompanying unaudited condensed balance sheet, primarily due to their short-term nature, except for derivative warrant liabilities (see Note 8). The Company invests in U.S. Treasury securities with are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

MARCH 31, 2022

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

Promissory Notes – Related Party

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

The Company has issued three unsecured promissory notes in the amount of up to $300,000, $300,000, and $1,297,500 each, which were issued on August 2, 2021, October 20, 2021, and March 29, 2022 respectively (the “Promissory Notes”). The Promissory Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed and (ii) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of March 31, 2022 and December 31, 2021, the Company had $1,032,500 and $600,000, respectively, in outstanding borrowings under the Promissory Notes, including $300,000 under each of the August 2, 2021 and October 20, 2021 notes and $432,500 under the March 29, 2022 note. Subsequent to March 31, 2022, the Sponsors funded an additional $282,333 under the Promissory Notes.

The Company issued an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,000,000, to the Sponsor (the “Working Capital Note”). The proceeds of the Working Capital Note will be used for costs in connection with the Company’s initial Business Combination or as general working capital. The Working Capital Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial Business Combination is consummated and (ii) the date of the Company’s liquidation. The Working Capital Note is not convertible into equity or warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At March 31, 2022 and December 31, 2021, the Company had $134,834 and nil, respectively, in outstanding borrowings under the Working Capital Note. The outstanding borrowings on the Working Capital Note are included in the “Promissory notes – related party” line item on the accompanying unaudited condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required as Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 5 — Commitments and Contingencies

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is continuing to evaluate the impact of the ongoing military conflict between Russia and Ukraine and has concluded that while it is reasonably possible that the conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,705,551 Class A ordinary shares issued and outstanding, which are presented as temporary equity. In December 2021 and in connection with the Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account and tendered the shares for redemption. The shares were redeemed in January 2022.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Note 7 — Warrants

At March 31, 2022, December 31, 2021, and March 31, 2021, the Company had 7,187,500 Public Warrants and 4,375,000 Private Placement Warrants outstanding. At March 31, 2022, December 31, 2021, and March 31, 2021, the fair value of the Public Warrants was $1,006,969, $2,923,156 and $5,246,156, respectively, and the fair value of the Private Placement Warrants was $625,728, $1,805,228 and $3,232,224, respectively.

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

MARCH 31, 2022

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

MARCH 31, 2022

(Unaudited)

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. Trust Account investments in money market funds are presented at fair value.

At March 31, 2022, assets held in the Trust Account were comprised of $518 in cash and $47,515,371 in Money market funds invested in U.S. Treasury securities. During the period ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Money Market Funds invested in U.S. Treasury securities	1	$47,515,371

At December 31, 2021, assets held in the Trust Account were comprised of $178 in cash and $143,849,142 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account. In January 2022, $96,761,060 was withdrawn from the account to redeem Class A ordinary shares tendered for redemption.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Money Market Funds	1	$143,849,142

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at March 31, 2022 are as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$1,006,969
Derivative Warrant Liabilities – Private Placement Warrants	3	625,728
		$1,632,697

The fair value of the derivative warrant liabilities at December 31, 2021 are as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$2,923,156
Derivative Warrant Liabilities – Private Placement Warrants	3	1,805,228
		$4,728,384

The Public Warrants were valued using quoted prices in an active market.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at March 31, 2022:

Input	March 31, 2022
Expected term (years)	0.27
Expected volatility	1.6%
Risk-free interest rate	2.42%
Exercise price	$11.50
Fair value of the ordinary share stock price	$10.11

The key inputs into the Modified Black Scholes Model for the Private Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	0.40
Expected volatility	6.6%
Risk-free interest rate	1.30%
Exercise price	$11.50
Fair value of the ordinary share price	$10.21

The following table presents the changes in the fair value of the Private Placement Warrant liabilities:

Private Warrants
Fair value as of January 1, 2021	$4,639,385
Change in fair value of derivative warrant liabilities	(1,407,161)
Fair value as of March 31, 2021	$3,232,224
Fair value as of January 1, 2022	$1,805,228
Change in fair value of derivative warrant liabilities	(1,179,500)
Fair value as of March 31, 2022	$625,728

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers of Level 3 assets or liabilities for the three months ended March 31, 2022 or 2021.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, except as disclosed in Note 4, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Report”) to “we,” “us” or the “Company” refer to Malacca Straits Acquisition Company Limited. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 17, 2019 as a Cayman Islands exempted company for the purpose of effecting a Business Combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On December 27, 2021, the Company held its 2021 annual general meeting of shareholders and approved, among other things, the Extension Amendment, which extended the date by which the Company must consummate a Business Combination from January 17, 2022 (which is 18 months from the closing of the Company’s Initial Public Offering) to October 17, 2022 (or such earlier date as determined by the Board) by amending the Company’s Amended and Restated Memorandum and Articles of Association and other related proposals. The Extension Redemption, in which shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account, also occurred in connection with the Extension Amendment. The Company paid from the Trust Account an aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to the Contribution, whereby the Sponsor contributes, as a loan, to the Company $0.03 for each Public Share not redeemed in connection with the Extension Amendment. Monthly Contributions in the amount of $141,167 are payable monthly through the Company’s extension date in October 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022, we had a net income of $2,910,474, which consisted of operating expenses of $189,342, offset by the change in fair value of derivative warrant liabilities of $3,095,687 and interest earned on investments held in the Trust Account of $4,129.

For the three months ended March 31, 2021, we had a net income of $3,433,863, which consisted of operating expenses of $291,157, offset by the change in fair value of derivative warrant liabilities of $3,707,880 and interest earned on investments held in the Trust Account of $17,139.

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

For the three months ended March 31, 2022, net cash used in operating activities was $222,107. Net income of $2,910,474 was offset by the change in the fair value of derivative warrant liabilities of ($3,095,687) and interest earned on investments held in the Trust Account of $4,129. Changes in operating assets and liabilities used $32,765 of cash from operating activities.

At March 31, 2022, we had cash and investments held in the Trust Account of $47,515,889. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $34,414 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the lender.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. The Company has entered into several promissory notes with its Sponsor for additional funding(See Note 4). The unsecured promissory notes are non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed and (ii) the date of liquidation of the Company. Such proceeds were used to fund working capital. As of March 31, 2022, there was a total of $1,167,334 outstanding under these notes.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, we have determined that if the Company is unable to complete a Business Combination in the Combination Period, which is from January 17, 2022 (which was 18 months from the closing of the Initial Public Offering) to October 17, 2022 (if the Sponsor fully extends the term the Company has to complete a Business Combination), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to a registration rights agreement entered into on July 14, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of the accompanying unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

We issued 7,187,500 public warrants to investors in our Initial Public Offering and issued 4,375,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40, “Contracts in Entity’s Own Equity”. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants was initially measured using a Monte Carlo simulation approach with subsequent measurements based off the quarterly trading price, whereas the fair value of the Private Placement Warrants was estimated initially and subsequently using a Modified Black Scholes Model.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity (deficit) section of our accompanying unaudited condensed balance sheets.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. Income or loss is allocated on a pro rata basis to each of the two classes of ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our accompanying unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2022. Specifically, the management has concluded that our control around the interpretation and accounting for complex equity and equity linked financial instruments issued by the Company was not effectively designed or maintained. Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Report, except as set forth below there have been no material changes from the risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on June 26, 2020 (File No. 333-239462), as amended, (ii) Quarterly Report on Forms 10-Q and 10-Q/A for the quarter ended September 30, 2020 filed with the SEC on November 16, 2020, as amended January 11, 2022, (iii) Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC January 11, 2022 and (iv) Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in Business Combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Military conflict in Ukraine could make it more difficult for us to consummate a Business Combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a Business Combination on acceptable commercial terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part II, Item 2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 16, 2020. There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering, dated July 14, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101.

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Date: May 23, 2022		/s/ Gordon Lo
	Name:	Gordon Lo
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 23, 2022		/s/ Stanley Wang
	Name:	Stanley Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)