Form 10-Q
period 2022-06-30
Malacca Straits Acquisition Co Ltd
filed 2022-08-18
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 17, 2022, there were 4,705,551 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 3,593,750 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED BALANCE SHEETS

ASSETS	June 30, 2022 (unaudited)	December 31, 2021
Current Assets
Cash	$129,819	$112,687
Prepaid expenses and other current assets	29,750	—
Total Current Assets	159,569	112,687
Cash and marketable securities held in Trust Account	48,152,886	143,849,320
TOTAL ASSETS	$48,312,455	$143,962,007
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$405,037	$228,477
Promissory notes – related party	1,597,000	600,000
Promissory note - working capital	283,833	—
Class A ordinary shares tendered for redemption (Note 6)	—	96,694,490
Total Current Liabilities	2,285,870	97,522,967
Derivative warrant liabilities	478,541	4,728,384
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	7,795,661	107,282,601
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 4,705,551 at $10.18 per share as of June 30, 2022 and $10.00 per share as of December 31, 2021	47,902,510	47,055,510
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at June 30, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	—
Accumulated deficit	(7,386,075)	(10,376,463)
Total Shareholders’ Deficit	(7,385,716)	(10,376,104)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$48,312,455	$143,962,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs	$233,003	$329,817	$422,345	$620,974
Loss from operations	(233,003)	(329,817)	(422,345)	(620,974)

Other income (expense):
Interest and dividends earned on investments held in Trust Account	72,331	4,542	76,460	21,682
Change in fair value of derivative warrant liabilities	1,154,156	(2,821,308)	4,249,843	886,572
Net income (loss)	$993,484	$(3,146,583)	$3,903,958	$287,280

Weighted average shares outstanding of Class A ordinary shares	4,705,551	14,375,000	5,079,508	14,375,000
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.12	$(0.18)	$0.45	$0.02
Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750	3,593,750	3,593,750
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.12	$(0.18)	$0.45	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	$3,593,750	359	$-	$(10,376,463)	$(10,376,104)
Net income	-	-	-	-	-	2,910,474	2,910,474
Accretion of shares subject to redemption	-	-	-	-	-	(423,500)	(423,500)
Accretion of shares tendered for redemption	-	-	-	-	-	(66,570)	(66,570)
Balance – March 31, 2022 (unaudited)	-	-	3,593,750	359	-	(7,956,059)	(7,955,700)
Net income	-	-	-	-	-	993,484	993,484
Accretion of shares subject to redemption	-	-	-	-	-	(423,500)	(423,500)
Balance – June 30, 2022 (unaudited)	-	$-	$3,593,750	359	$-	$(7,386,075)	$(7,385,716)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	-	$-	3,593,750	$359	$-	$(16,426,929)	$(16,426,570)
Net income	-	-	-	-	-	3,433,863	3,433,863
Balance – March 31, 2021 (unaudited)	-	-	3,593,750	359	-	(12,993,066)	(12,992,707)
Net loss	-	-	-	-	-	(3,146,583)	(3,146,583)
Balance – June 30, 2021 (unaudited)	-	$-	3,593,750	$359	$-	$(16,139,649)	$(16,139,290)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,903,958	$287,280
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,129)	(21,680)
Change in fair value of derivative warrant liabilities	(4,249,843)	(886,572)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,750)	46,011
Accounts payable and accrued expenses	176,559	65,932
Net cash used in operating activities	(203,205)	(509,029)

Cash Flows from Investing Activities:
Extension payments made into Trust Account	(988,166)	—
Purchase of investments in Trust Account	(72,331)
Withdrawal from Trust Account upon redemption of 9,669,449 Class A ordinary shares	96,761,060
Net cash provided by investing activities	95,700,563	—

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	1,280,834	—
Redemption of 9,669,449 Class A ordinary shares	(96,761,060)
Net cash used in financing activities	(95,480,226)	—

Net Change in Cash	17,132	(509,029)
Cash – Beginning of period	112,687	730,837
Cash – Ending of period	$129,819	$221,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

Note 1 — Description of Organization and Business Operations

Malacca Straits Acquisition Company Limited (formerly known as “Bilbao Street Limited,” the “Company”) was incorporated in the Cayman Islands on July 17, 2019. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company changed its name to “Malacca Straits Acquisition Company Limited” on February 26, 2020.

While the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing its search on businesses that are currently part of Southeast Asian business conglomerates in the media, food processing, renewable energy, and healthcare industries. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 14, 2020. On July 17, 2020, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement (the “Private Placement”) to Malacca Straits Management Company Limited (the “Sponsor”), generating gross proceeds of $4,000,000, which is described in Note 4.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

On July 21, 2020, the underwriters exercised their over-allotment option in full, resulting in an additional 1,875,000 Units issued for an aggregate amount of $18,750,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 375,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $375,000. A total of $18,750,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $143,750,000.

Transaction costs amounted to $8,394,954, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $488,704 of other offering costs. Transaction costs of $186,456 attributable to the warrants were expensed during the year ended December 31, 2020.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the Nasdaq Stock Market LLC, the stock exchange on which the Company lists its securities, require that the Company’s initial Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company signing a definitive agreement in connection with the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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
JUNE 30, 2022

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

The Sponsor and the Company’s officers and directors have agreed to waive (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period).

On December 27, 2021, the Company held its 2021 annual general meeting of shareholders and approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the “Extension Amendment”). The Extension Amendment extended the date by which the Company must consummate a Business Combination from January 17, 2022 (which was 18 months from the closing of the Initial Public Offering) to October 17, 2022 (or such earlier date as determined by the board). In connection with the Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On January 7, 2022, the Company paid from the Trust Account an aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute to the Company, as a loan, $0.03 for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Contributions in the amount of $141,167 are payable monthly through the Company’s extension date in October 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the six months ended June 30, 2022, $988,166 was borrowed under the Promissory Notes (see Note 4) and deposited in the Trust Account. The Sponsor has the sole discretion whether to continue extending for additional calendar months until October 17, 2022.

The Company must consummate a Business Combination between January 17, 2022 and October 17, 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination) (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the assets in the Trust Account, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $129,000 in its operating bank accounts available to fund a Business Combination. As of June 30, 2022, the Company’s working capital deficit was approximately $2,126,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). As discussed in Note 4, the Sponsor has advanced the Company $1,880,833 through June 30, 2022 and an additional $141,167 subsequent to June 30, 2022 under the agreements for the Promissory Notes (as defined in Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period, before October 17, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity requirements, date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither (i) an emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheets.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

	June 30, 2022	December 31, 2021
Gross proceeds	$143,750,000	$143,750,000
Less:
Proceeds allocated to Public Warrants	(3,090,625)	(3,090,625)
Class A ordinary shares issuance costs	(8,208,498)	(8,208,498)
Plus:
Accretion of carrying value to redemption value	11,299,123	11,299,123
Class A ordinary shares subject to possible redemption	143,750,000	143,750,000
Class A ordinary shares tendered for redemption	-	(96,694,490)
Accretion of shares tendered for redemption	66,570
Class A ordinary shares redeemed from the Trust Account	(96,761,060)	-
Accretion of shares subject to redemption	847,000	-
Class A ordinary shares subject to possible redemption	$47,902,510	$47,055,510

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $8,394,984, of which $8,208,498 was charged to shareholders’ equity upon the completion of the Initial Public Offering and $186,486 of costs allocated to the warrants was charged to operations.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Model (see Note 8). For periods subsequent to the detachment of the Public Warrants (as defined in Note 3) from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants at each relevant date.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Income or loss is allocated on a pro rata basis to each of the two classes of ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 Class A ordinary shares in the aggregate. As of June 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three Months ended June 30, 2022		For the three months ended June 30, 2021		For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$563,287	$430,197	$(2,517,266)	$(629,317)	$2,286,360	$1,617,598	$229,824	$57,456
Denominator:
Basic and diluted weighted average shares outstanding	4,705,551	3,593,750	14,375,000	3,593,750	5,079,508	3,593,750	14,375,000	3,593,750
Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$(0.18)	$(0.18)	$0.45	$0.45	$0.02	$0.02

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the Company’s accompanying unaudited condensed balance sheets, primarily due to their short-term nature, except for derivative warrant liabilities (see Note 8). The Company invests in U.S. Treasury securities which are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.

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
JUNE 30, 2022

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,000,000. On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor purchased an additional 375,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Private Placement Warrants were deemed to be derivative warrant liabilities at issuance and recorded at fair value. Amounts paid by the Sponsor in excess of the warrants fair value ($2,473,094) were treated as a capital contribution. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Promissory Notes – Related Party

On March 31, 2020, the Company issued an unsecured promissory note (the “IPO Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. The outstanding balance under the IPO Promissory Note of $246,330 was repaid upon the closing of the Initial Public Offering on July 17, 2020.

The Company has issued three unsecured promissory notes in the amount of up to $300,000, $300,000, and $1,297,500 each, which were issued on August 2, 2021, October 20, 2021, and March 29, 2022, respectively (the “Promissory Notes”). The Promissory Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed or (ii) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of June 30, 2022 and December 31, 2021, the Company had $1,597,000 and $600,000, respectively, in outstanding borrowings under the Promissory Notes, including $300,000 under each of the August 2, 2021 and October 20, 2021 notes and $997,000 under the March 29, 2022 note. Subsequent to June 30, 2022, the Sponsor funded an additional $141,167 under the Promissory Notes.

The Company issued an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,000,000, to the Sponsor (the “Working Capital Note”). The proceeds of the Working Capital Note will be used for costs in connection with the Company’s initial Business Combination or as general working capital. The Working Capital Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial Business Combination is consummated or (ii) the date of the Company’s liquidation. The Working Capital Note is not convertible into equity or warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At June 30, 2022 and December 31, 2021, the Company had $283,833 and $0, respectively, in outstanding borrowings under the Working Capital Note. The outstanding borrowings on the Working Capital Note are included in the “Promissory notes – related party” line item on the accompanying unaudited condensed balance sheets.

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
JUNE 30, 2022

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

Management is continuing to evaluate the impact of the ongoing military conflict between Russia and Ukraine and has concluded that while it is reasonably possible that the conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,705,551 Class A ordinary shares issued and outstanding, which are presented as temporary equity. In December 2021 and in connection with the Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account and tendered the shares for redemption. Such Public Shares were redeemed in January 2022.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Note 7 — Warrants

At June 30, 2022 and December 31, 2021, the Company had 7,187,500 Public Warrants and 4,375,000 Private Placement Warrants outstanding. At June 30, 2022 and December 31, 2021, the fair value of the Public Warrants was $294,688 and $2,923,156, respectively, and the fair value of the Private Placement Warrants was $183,853, and $1,805,228, respectively.

Public Warrants may only be exercised for a whole number of Class A ordinary shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) July 17, 2021 or (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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
JUNE 30, 2022

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity U.S. Treasury securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. Treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. Trust Account investments in money market funds are presented at fair value.

At June 30, 2022, assets held in the Trust Account were comprised of $141,584 in cash and $48,011,302 in money market funds invested in U.S. Treasury securities. During the three and six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Money Market Funds invested in U.S. Treasury securities	1	$48,152,886

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at June 30, 2022 is as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	2	$294,688
Derivative Warrant Liabilities – Private Placement Warrants	3	183,853
		$478,541

The fair value of the derivative warrant liabilities at December 31, 2021 is as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	2	$2,923,156
Derivative Warrant Liabilities – Private Placement Warrants	3	1,805,228
		$4,728,384

The Public Warrants were valued using quoted prices in an active market.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

Private Placement Warrants

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

The key inputs into the Modified Black Scholes Model for the Private Placement Warrants were as follows at June 30, 2022:

Input	June 30, 2022
Expected term (years)	0.30
Expected volatility	1.4%
Risk-free interest rate	1.85%
Exercise price	$11.50
Fair value of the ordinary share price	$10.17

The key inputs into the Modified Black Scholes Model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	0.40
Expected volatility	6.6%
Risk-free interest rate	1.30%
Exercise price	$11.50
Fair value of the ordinary share price	$10.21

The following table presents the changes in the fair value of the Private Placement Warrant liabilities:

Private Placement
Warrants
Fair value as of January 1, 2022	$1,805,228
Change in fair value of derivative warrant liabilities	(1,179,500)
Fair value as of March 31, 2022	625,728
Change in fair value of derivative warrant liabilities	(441,875)
Fair value as of June 30, 2022	$183,853

Fair value as of January 1, 2021	$4,639,385
Change in fair value of derivative warrant liabilities	(1,407,161)
Fair value as of March 31, 2021	3,232,224
Change in fair value of derivative warrant liabilities	1,059,651
Fair value as of June 30, 2021	$4,291,875

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers of Level 3 assets or liabilities for the six months ended June 30, 2022 or 2021.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, except as disclosed in Note 4 and below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On July 19, 2022, the Company entered into a transaction advisory agreement with a third-party consultant. The terms of the agreement require the Company to pay the consulting firm a minimum of $140,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Report”) to “we,” “us” or the “Company” refer to Malacca Straits Acquisition Company Limited. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below under “Liquidity and Capital Resources”, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, a trust account located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had net income of $993,484, which consisted of operating expenses of $233,003, offset by change in fair value of derivative warrants liabilities of $1,154,156 and dividend earned on investments held in the Trust Accounts of $72,331.

For the three months ended June 30, 2021, we had a net loss of $3,146,583, which consisted of operating expenses of $329,817, offset by change in fair value of derivative warrants liabilities of $2,821,308 and interest and dividend earned on investment held in the Trust Accounts of $4,542.

For the six months ended June 30, 2022, we had a net income of $3,903,958, which consisted of operating expenses of $422,345, offset by the change in fair value of derivative warrant liabilities of $4,249,843 and interest and dividends earned on investments held in the Trust Account of $76,460.

For the six months ended June 30, 2021, we had a net income of $287,280, which consisted of operating expenses of $620,974, offset by the change in fair value of derivative warrant liabilities of $886,572 and interest and dividends earned on investments held in the Trust Account of $21,682.

Liquidity and Capital Resources

On July 17, 2020, we consummated the Initial Public Offering of 12,500,000 Units, and on July 21, 2020, we consummated the sale of an additional 1,875,000 Units which included the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating aggregate gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. Simultaneously with the closing of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the sale of an aggregate of 4,375,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating aggregate gross proceeds of $4,375,000.

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

For the six months ended June 30, 2022, net cash used in operating activities was $203,205. Net income of $3,903,958 was offset by the change in the fair value of derivative warrant liabilities of ($4,249,843) and interest earned on investments held in the Trust Account of $4,129. Changes in operating assets and liabilities used $146,809 of cash from operating activities.

At June 30, 2022, we had cash and investments held in the Trust Account of $48,152,886. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $129,819 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On December 27, 2021, we held our 2021 annual general meeting of shareholders and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a Business Combination from January 17, 2022 (which is 18 months from the closing of our Initial Public Offering) to October 17, 2022 (or such earlier date as determined by the Board) by amending our Amended and Restated Memorandum and Articles of Association and other related proposals. The Extension Redemption, in which shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account, also occurred in connection with the Extension Amendment. We paid from the Trust Account an aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to the Contribution, whereby the Sponsor contributes to us, as a loan, $0.03 for each Public Share not redeemed in connection with the Extension Amendment. Contributions in the amount of $141,167 are payable monthly through our extension date in October 2022 (if the Sponsor fully extends the term we have to complete an initial Business Combination).

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We have entered into the Promissory Notes with our Sponsor for additional funding (see Note 4 in “Item 1. Financial Statements”). The Promissory Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed and (ii) the date of our liquidation. Such proceeds were used to fund working capital. As of June 30, 2022, there was a total of $1,880,833 outstanding under the Promissory Notes.

Going Concern

In connection with the our assessment of going concern considerations in accordance with ASU 2014-15, we have determined that if we are unable to complete a Business Combination in the Combination Period, which is from January 17, 2022 (which was 18 months from the closing of the Initial Public Offering) to October 17, 2022 (if the Sponsor fully extends the term we have to complete a Business Combination), then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to a registration rights agreement entered into on July 14, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets in “Item 1. Financial Statements”.

Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. Under FASB ASC Topic 480-10-S99, “Distinguishing Liabilities From Equity”, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID- 19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

The previously reported material weakness related to the misapplication of accounting for the Company’s warrants as liabilities was remediated during the quarter ended June 30, 2022. There were no other changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Remediation of a Material weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on June 26, 2020, as amended, and declared effective on (File No. 333-239462) (our “Registration Statement”), (ii) Quarterly Report on Forms 10-Q and 10-Q/A for the quarter ended September 30, 2020, as initially filed with the SEC on November 16, 2020, and as amended January 11, 2022, (iii) Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC January 11, 2022 and (iv) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its Business Combination within 24 months after such date. We did not enter into a definitive Business Combination agreement within 18 months after the effective date of our Registration Statement, nor complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included in “Item 1. Financial Statements”.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our Public Shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the Registration Statement..

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Date: August 18, 2022		/s/ Gordon Lo
	Name:	Gordon Lo
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 18, 2022		/s/ Stanley Wang
	Name:	Stanley Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)