Form 10-Q
period 2022-09-30
Malacca Straits Acquisition Co Ltd
filed 2022-11-15
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, there were 517,354 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 3,593,750 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2022 (unaudited)	December 31, 2021
Current Assets
Cash	$202,577	$112,687
Prepaid expenses and other current assets	54,875	—
Total Current Assets	257,452	112,687
Cash and marketable securities held in Trust Account	48,629,274	143,849,320
TOTAL ASSETS	$48,886,726	$143,962,007
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$513,371	$228,477
Promissory notes – related party	2,161,667	600,000
Promissory note - working capital	519,167	—
Class A ordinary shares tendered for redemption (Note 6)	—	96,694,490
Total Current Liabilities	3,194,205	97,522,967
Derivative warrant liabilities	497,291	4,728,384
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	8,722,746	107,282,601
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 4,705,551 at $10.31 per share as of September 30, 2022 and $10.00 per share as of December 31, 2021	48,529,274	47,055,510
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at September 30, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	—
Accumulated deficit	(8,365,653)	(10,376,463)
Total Shareholders’ Deficit	(8,365,294)	(10,376,104)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$48,886,726	$143,962,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs	$528,119	$491,275	$950,464	$1,112,249
Loss from operations	(528,119)	(491,275)	(950,464)	(1,112,249)

Other income (expense):
Interest income - bank	—	—	—	2
Interest and dividends earned on investments held in Trust Account	194,055	6,317	270,515	27,997
Change in fair value of derivative warrant liabilities	(18,750)	6,646,688	4,231,093	7,533,260
Net income (loss)	$(352,814)	$6,161,730	$3,551,144	$6,449,010

Weighted average shares outstanding of Class A ordinary shares	4,705,551	14,375,000	4,953,486	14,375,000
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$(0.04)	$0.34	$0.42	$0.36
Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750	3,593,750	3,593,750
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$(0.04)	$0.34	$0.42	$0.36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	3,593,750	$359	$-	$(10,376,463)	$(10,376,104)
Net income	-	-	-	-	-	2,910,474	2,910,474
Accretion of shares subject to redemption	-	-	-	-	-	(423,500)	(423,500)
Accretion of shares tendered for redemption	-	-	-	-	-	(66,570)	(66,570)
Balance – March 31, 2022 (unaudited)	-	-	3,593,750	359	-	(7,956,059)	(7,955,700)
Net income	-	-	-	-	-	993,484	993,484
Accretion of shares subject to redemption	-	-	-	-	-	(423,500)	(423,500)
Balance – June 30, 2022 (unaudited)	-	-	3,593,750	359	-	(7,386,075)	(7,385,716)
Net loss	-	-	-	-	-	(352,814)	(352,814)
Accretion of shares subject to redemption	-	-	-	-	-	(626,764)	(626,764)
Balance – September 30, 2022 (unaudited)	-	$-	3,593,750	$359	$-	$(8,365,653)	$(8,365,294)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	-	$-	3,593,750	$359	$-	$(16,426,929)	$(16,426,570)
Net income	-	-	-	-	-	3,433,863	3,433,863
Balance – March 31, 2021 (unaudited)	-	-	3,593,750	359	-	(12,993,066)	(12,992,707)
Net loss	-	-	-	-	-	(3,146,583)	(3,146,583)
Balance – June 30, 2021 (unaudited)	-	-	3,593,750	359	-	(16,139,649)	(16,139,290)
Net loss	-	-	-	-	-	6,161,730	6,161,730
Balance – September 30, 2021 (unaudited)	-	$-	3,593,750	$359	$-	$(9,977,919)	$(9,977,560)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,551,144	$6,449,010
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on marketable securities held in Trust Account	(270,515)	(27,997)
Change in fair value of derivative warrant liabilities	(4,231,093)	(7,533,260)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,874)	61,344
Accounts payable and accrued expenses	284,894	56,481
Net cash used in operating activities	(720,444)	(994,422)

Cash Flows from Investing Activities:
Extension payments made into Trust Account	(1,270,500)	—
Withdrawal from Trust Account upon redemption of 9,669,449 Class A ordinary shares	96,761,060	—
Net cash provided by investing activities	95,490,560	—

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	2,080,834	300,000
Redemption of 9,669,449 Class A ordinary shares	(96,761,060)	—
Net cash used in financing activities	(94,680,226)	300,000

Net Change in Cash	89,890	(694,422)
Cash – Beginning of period	112,687	730,837
Cash – Ending of period	$202,577	$36,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on July 17, 2020, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which had been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association then in effect (the “Amended and Restated Memorandum and Articles of Association”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Public Shares if the Company is unable to complete its initial Business Combination within the Combination Period, subject to applicable law. To mitigate the risk that the Company may be deemed to be an investment company for purposes of the Investment Company Act, in September 2022 the Company instructed the trustee of its Trust Account to liquidate the assets held in the Trust Account and instead hold all funds in a demand deposit account at a bank.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

On December 27, 2021, the Company held its 2021 annual general meeting of shareholders and approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate a Business Combination from January 17, 2022 (which was 18 months from the closing of the Initial Public Offering) to October 17, 2022 (or such earlier date as determined by the board of directors of the Company (the “Board”)). In connection with the First Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “First Extension Redemption”). On January 7, 2022, the Company paid from the Trust Account an aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the First Extension Redemption. For each one-month extension, the Sponsor agreed to contribute to the Company, as a loan, $0.03 for each Public Share not redeemed in connection with the First Extension Amendment (the “First Contribution”). First Contributions in the amount of $141,167 are payable monthly through the Company’s extension date in October 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the nine months ended September 30, 2022, $1,270,500 was borrowed under the Promissory Notes (see Note 4) and deposited in the Trust Account. The Sponsor has the sole discretion whether to continue extending for additional calendar months until October 17, 2022.

On October 12, 2022, the Company held its 2022 annual general meeting of shareholders and approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the “Second Extension Amendment”). The Second Extension Amendment extended the date by which the Company must consummate a Business Combination from October 17, 2022 to July 17, 2023 (or such earlier date as determined by the Board). In connection with the Second Extension Amendment, shareholders holding 4,188,197 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Second Extension Redemption”). In October 2022, the Company paid from the Trust Account an aggregate amount of $43,282,728, or approximately $10.33 per share, to redeeming shareholders in the Second Extension Redemption. For each one-month extension, the Sponsor agreed to contribute to the Company, as a loan, $0.033 for each Public Share not redeemed in connection with the Second Extension Amendment (the “Second Contribution”). Second Contributions in the amount of $153,655 are payable monthly through the Company’s extension date in July 2023 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). The Sponsor has the sole discretion whether to continue extending for additional calendar months until July 17, 2023.

The Company must consummate a Business Combination by July 17, 2023 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination) (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

On September 26, 2022, the Company entered into an Agreement and Plan of Merger with Indiev, Inc, a California corporation (“Indiev”), MLAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), the Sponsor and the other parties thereto (as may be amended and/or restated from time to time, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, (i) prior to closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transactions”), Indiev shall convert from a corporation incorporated under the laws of the State of California into a Delaware corporation (the “Conversion”), and the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Domestication”), and (ii) at the Closing , Merger Sub will merge with and into Indiev (the “Merger”), with Indiev continuing as the surviving entity and wholly-owned subsidiary of the Company (“New INDI”), and with each Indiev stockholder receiving shares of the Company’s common stock at the Closing. Simultaneously with entering into the Merger Agreement, the Company entered into a Subscription Agreement with Mr. Hai Shi (“PIPE Investor”) to purchase a total of 1.5 million shares of the Company’s Class A common stock (after giving effect to the Domestication) in a private investment in public equity (“PIPE”) in the Company at $10.00 per share with aggregate gross proceeds to of $15,000,000, to be consummated immediately prior the Closing, but after the Domestication.

In connection with the Transactions, Indiev stockholders will receive a number of shares of New INDI common stock having an aggregate value of $600,000,000, subject to the following adjustments: the aggregate value will be decreased by the amount of Indiev’s indebtedness, net of cash and cash equivalents, unpaid transaction expenses and transaction bonuses, in each case, as of the Closing, and the aggregate value will be increased by the amount by which the Company’s transaction expenses exceed $5 million, unless the Sponsor elects to instead pay such excess to the Company in cash to cancel a number of Class B ordinary shares of the Company held by the Sponsor equal to the amount of such excess (with each Class B ordinary share valued at $10).

In addition, the Indiev stockholders immediately prior to the Transactions (the “Earnout Participants”) will, as a group, have the contingent right to receive up to an additional 20,000,000 shares of New INDI common stock (the “Earnout Shares”) as follows: (i) the Earnout Participants will receive 5,000,000 of the Earnout Shares if the Company’s consolidated net sales of electric automobile vehicles for the 12-month period beginning with the start of the first calendar quarter starting after the Closing (the “First Sales Earnout Year”) is at least 400, at an average effective pre-tax sales price of $55,000 per vehicle, and will receive another 10,000,000 of the Earnout Shares if the consolidated net sales of electric automobile vehicles for next 12-month period after the First Sales Earnout Year is at least 2,000, at an average effective pre-tax sales price of $55,000 per vehicle. The Earnout Participants will receive another 5,000,000 of the Earnout Shares if the volume weighted average stock price of New INDI common stock is at least $12.50 per share for any 20 trading day period within any 30 trading day period beginning 150 days after the Closing until December 31, 2024. For more information about the Transactions and the PIPE, see the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $202,000 in its operating bank accounts available to fund a Business Combination. As of September 30, 2022, the Company’s working capital deficit was approximately $2,937,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). As discussed in Note 4, the Sponsor has advanced the Company $2,680,834 through September 30, 2022 and an additional $141,167 subsequent to September 30, 2022 under the agreements for the Promissory Notes (as defined in Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period, by July 17, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity requirements, date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in the accompanying unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed consolidated balance sheets.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the accompanying unaudited condensed consolidated balance sheets are reconciled in the following table:

	September 30, 2022	December 31, 2021
Gross proceeds	$143,750,000	$143,750,000
Less:
Proceeds allocated to Public Warrants	(3,090,625)	(3,090,625)
Class A ordinary shares issuance costs	(8,208,498)	(8,208,498)
Plus:
Accretion of carrying value to redemption value	11,299,123	11,299,123
Class A ordinary shares subject to possible redemption	143,750,000	143,750,000
Class A ordinary shares tendered for redemption	-	(96,694,490)
Accretion of shares tendered for redemption	66,570	-
Class A ordinary shares redeemed from the Trust Account	(96,761,060)	-
Accretion of shares subject to redemption	1,473,764	-
Class A ordinary shares subject to possible redemption	$48,529,274	$47,055,510

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $8,394,984, of which $8,208,498 was charged to shareholders’ deficit upon the completion of the Initial Public Offering and $186,486 of costs allocated to the warrants was charged to operations.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes Option Pricing Model (see Note 8). For periods subsequent to the detachment of the Public Warrants (as defined in Note 3) from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants at each relevant date.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 Class A ordinary shares in the aggregate. As of September 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30, 2022		For the three months ended September 30, 2021		For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$(200,039)	$(152,775)	$4,929,384	$1,232,346	$2,058,039	$1,493,105	$5,159,208	$1,289,802
Denominator:
Basic and diluted weighted average shares outstanding	4,705,551	3,593,750	14,375,000	3,593,750	4,953,486	3,593,750	14,375,000	3,593,750
Basic and diluted net income (loss) per ordinary share	$(0.04)	$(0.04)	$0.34	$0.34	$0.42	$0.42	$0.36	$0.36

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the Company’s accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature, except for derivative warrant liabilities (see Note 8). The Company invests in U.S. Treasury securities which are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. To mitigate the risk that the Company may be deemed to be an investment company for purposes of the Investment Company Act, in September 2022 the Company instructed the trustee of its Trust Account to liquidate the assets held in the Trust Account and instead hold all funds in a demand deposit account at a bank.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

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

The Company has issued four unsecured promissory notes in the amount of up to $300,000, $300,000, $1,297,500 and $153,655, which were issued on August 2, 2021, October 20, 2021, March 29, 2022 and October 17, 2022, respectively (the “Promissory Notes”). The Promissory Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed or (ii) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of September 30, 2022 and December 31, 2021, the Company had $2,161,667 and $600,000, respectively, in outstanding borrowings under the Promissory Notes, including $300,000 under each of the August 2, 2021 and October 20, 2021 notes and $1,561,667 under the March 29, 2022 note.

The Company issued an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,000,000, to the Sponsor (the “Working Capital Note”). The proceeds of the Working Capital Note will be used for costs in connection with the Company’s initial Business Combination or as general working capital. The Working Capital Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial Business Combination is consummated or (ii) the date of the Company’s liquidation. The Working Capital Note is not convertible into equity or warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At September 30, 2022 and December 31, 2021, the Company had $519,617 and $0, respectively, in outstanding borrowings under the Working Capital Note. The outstanding borrowings on the Working Capital Note are included in the “Promissory notes – related party” line item on the accompanying unaudited condensed consolidated balance sheets.

On October 17, 2022, the Company issued a promissory note in the aggregate principal amount of up to $153,655 to the Sponsor of the Company in connection with Second Extension Amendment.

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

Note 5 — Commitments and Contingencies

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

Management is continuing to evaluate the impact of the ongoing military conflict between Russia and Ukraine and has concluded that while it is reasonably possible that the conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 26, 2022, simultaneously with the execution of the Merger Agreement, the Company and BTIG, LLC, as representative for the underwriters thereunder (“BTIG”) entered into an amendment (the “Amendment to Underwriting Agreement”) to the underwriting agreement, dated as of July 14, 2020, between the Company and BTIG (the “Underwriting Agreement”), pursuant to which amendment, the Company decreased the deferred underwriting fee payable to the underwriters of the Initial Public Offering with respect to the Closing from $5,031,250 in cash to a total of $1,500,000 in cash and 200,000 shares of the Company common stock (the “Representative Shares”), both deliverable at the Closing, and in exchange therefore, the Company agreed to (i) eliminate its right to pay a portion of deferred underwriting fee to third parties that did not participate in the Initial Public Offering that assist the Company with its initial Business Combination, (ii) add BTIG and the other Initial Public Offering underwriters as a “Holder” party to the Registration Rights Agreement, dated as of July 14, 2020, by and among the Company and the Sponsor, with respect to the Representative Shares, which will become “Registrable Securities” thereunder, and (iii) in connection with the Transactions, provide access to, and cooperate with, BTIG and its Representatives for its diligence review, use efforts to provide the Initial Public Offering underwriters with comfort letters, negative assurance letters and other documents from auditors and lawyers, and provide certain customary representations and warranties, covenants and indemnification to the Initial Public Offering underwriters.

Note 6 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 4,705,551 Class A ordinary shares issued and outstanding, which are presented as temporary equity. In December 2021 and in connection with the First Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account and tendered the shares for redemption. Such Public Shares were redeemed in January 2022. In October 2022 and in connection with the Second Extension Amendment, shareholders holding 4,188,197 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account and tendered the shares for redemption.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

Note 7 — Warrants

At September 30, 2022 and December 31, 2021, the Company had 7,187,500 Public Warrants and 4,375,000 Private Placement Warrants outstanding. At September 30, 2022 and December 31, 2021, the fair value of the Public Warrants was $309,063 and $2,923,156, respectively, and the fair value of the Private Placement Warrants was $188,228, and $1,805,228, respectively.

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

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity U.S. Treasury securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. Treasury securities are recorded at amortized cost on the accompanying unaudited condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. Trust Account investments in money market funds are presented at fair value.

At September 30, 2022, assets held in the Trust Account were comprised of $48,629,274 in cash. During the three and nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at September 30, 2022 is as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$309,063
Derivative Warrant Liabilities – Private Placement Warrants	2	188,228
		$497,291

The fair value of the derivative warrant liabilities at December 31, 2021 is as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	2	$2,923,156
Derivative Warrant Liabilities – Private Placement Warrants	3	1,805,228
		$4,728,384

The Public Warrants were valued using quoted prices in an active market.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The key inputs into the Modified Black Scholes Model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected time until initial business combination	0.40
Expected volatility	6.6%
Risk-free interest rate	1.30%
Exercise price	$11.50
Fair value of the ordinary share price	$10.21

The following table presents the changes in the fair value of the Private Placement Warrant liabilities:

Private Placement Warrants
Fair value as of January 1, 2021	$4,639,385
Change in fair value of derivative warrant liabilities	(1,407,161)
Fair value as of March 31, 2021	3,232,224
Change in fair value of derivative warrant liabilities	1,059,651
Fair value as of June 30, 2021	$4,291,875
Change in fair value of derivative warrant liabilities	(2,513,875)
Fair value as of September 30, 2021	$1,778,000

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers of Level 3 assets or liabilities for the nine months ended September 30, 2022.

Private Placement Warrants
Fair value as of January 1, 2022	$1,805,228
Change in fair value of derivative warrant liabilities	(1,179,500)
Fair value as of March 31, 2022	625,728
Change in fair value of derivative warrant liabilities	(441,875)
Fair value as of June 30, 2022	$183,853
Transfer to level 2	(183,853)
Fair value as of September 30, 2022	$-

Transfer from Levels 1, 2, and 3 are recognized at the end of the reporting period in which change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants were transferred from Level 3 measurement to a Level 2 during the three and nine months ended September 30, 2022 and was $183,853.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed consolidated balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On October 17, 2022, the Company issued a promissory note in the aggregate principal amount of up to $153,655 to the Sponsor of the Company in connection with Second Extension Amendment.

On October 27, 2022, the Sponsor injected additional funds of $250,000 under the March 29, 2022 promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Report”) to “we,” “us” or the “Company” refer to Malacca Straits Acquisition Company Limited. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Development

On September 26, 2022, the Company entered into the Merger Agreement with Indiev, Merger Sub, the Sponsor and the other parties thereto (as may be amended and/or restated from time to time, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, (i) prior to the Closing of the Transactions, Indiev shall convert from a corporation incorporated under the laws of the State of California into a Delaware corporation, and the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation, and (ii) at the Closing , Merger Sub will merge with and into Indiev, with Indiev continuing as the surviving entity and wholly-owned subsidiary of New INDI, and with each Indiev stockholder receiving shares of the Company’s common stock at the Closing. Simultaneously with entering into the Merger Agreement, the Company entered into a Subscription Agreement with PIPE Investor to purchase a total of 1.5 million shares of the Company’s Class A common stock (after giving effect to the Domestication) in a PIPE in the Company at $10.00 per share with aggregate gross proceeds to of $15,000,000, to be consummated immediately prior the Closing, but after the Domestication.

In connection with the Transactions, Indiev stockholders will receive a number of shares of New INDI common stock having an aggregate value of $600,000,000, subject to the following adjustments: the aggregate value will be decreased by the amount of Indiev’s indebtedness, net of cash and cash equivalents, unpaid transaction expenses and transaction bonuses, in each case, as of the Closing, and the aggregate value will be increased by the amount by which the Company’s transaction expenses exceed $5 million, unless the Sponsor elects to instead pay such excess to the Company in cash to cancel a number of Class B ordinary shares of the Company held by the Sponsor equal to the amount of such excess (with each Class B ordinary share valued at $10).

In addition, the Earnout Participants will, as a group, have the contingent right to receive up to an additional 20,000,000 Earnout Shares as follows: (i) the Earnout Participants will receive 5,000,000 of the Earnout Shares if the Company’s consolidated net sales of electric automobile vehicles for the 12-month period beginning with the start of the First Sales Earnout Year is at least 400, at an average effective pre-tax sales price of $55,000 per vehicle, and will receive another 10,000,000 of the Earnout Shares if the consolidated net sales of electric automobile vehicles for next 12-month period after the First Sales Earnout Year is at least 2,000, at an average effective pre-tax sales price of $55,000 per vehicle. The Earnout Participants will receive another 5,000,000 of the Earnout Shares if the volume weighted average stock price of New INDI common stock is at least $12.50 per share for any 20 trading day period within any 30 trading day period beginning 150 days after the Closing until December 31, 2024. For more information about the Transactions and the PIPE, see the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below under “Liquidity and Capital Resources”, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, a trust account located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had net loss of $352,814, which consisted of operating expenses of $528,119, offset by change in fair value of derivative warrants liabilities of $(18,750) and dividend earned on investments held in the Trust Accounts of $194,055.

For the three months ended September 30, 2021, we had a net income of $6,161,730, which consisted of operating expenses of $491,275, offset by change in fair value of derivative warrants liabilities of $6,646,688 and interest and dividend earned on investment held in the Trust Accounts of $6,317.

For the nine months ended September 30, 2022, we had a net income of $3,551,144, which consisted of operating expenses of $950,464, offset by the change in fair value of derivative warrant liabilities of $4,231,093 and interest and dividends earned on investments held in the Trust Account of $270,515.

For the nine months ended September 30, 2021, we had a net income of $6,449,010, which consisted of operating expenses of $1,112,249, offset by the change in fair value of derivative warrant liabilities of $7,533,260 and interest and dividends earned on investments held in the Trust Account of $27,999.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $720,444. Net income of $3,551,144 was offset by the change in the fair value of derivative warrant liabilities of ($4,231,093) and interest and dividends earned on investments held in the Trust Account of $270,515. Changes in operating assets and liabilities used $35,563 of cash from operating activities.

At September 30, 2022, we had cash held in the trust of $48,629,274. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $202,577 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On December 27, 2021, we held our 2021 annual general meeting of shareholders and approved, among other things, the First Extension Amendment, which extended the date by which we must consummate a Business Combination from January 17, 2022 (which is 18 months from the closing of our Initial Public Offering) to October 17, 2022 (or such earlier date as determined by the Board) by amending our Amended and Restated Memorandum and Articles of Association and other related proposals. The First Extension Redemption, in which shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account, also occurred in connection with the First Extension Amendment. We paid from the Trust Account an aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the First Extension Redemption. For each one-month extension, the Sponsor agreed to the First Contribution, whereby the Sponsor contributes to us, as a loan, $0.03 for each Public Share not redeemed in connection with the First Extension Amendment. First Contributions in the amount of $141,167 are payable monthly through our extension date in October 2022 (if the Sponsor fully extends the term we have to complete an initial Business Combination).

On October 12, 2022, we held our 2021 annual general meeting of shareholders and approved, among other things, the Second Extension Amendment, which extended the date by which we must consummate a Business Combination from October 17, 2022 to July 17, 2023 (or such earlier date as determined by the Board) by amending our Amended and Restated Memorandum and Articles of Association and other related proposals. The Second Extension Redemption, in which shareholders holding 4,188,197 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account, also occurred in connection with the Second Extension Amendment. We paid from the Trust Account an aggregate amount of $43,282,728, or approximately $10.33 per share, to redeeming shareholders in the Second Extension Redemption. For each one-month extension, the Sponsor agreed to the Second Contribution, whereby the Sponsor contributes to us, as a loan, $0.033 for each Public Share not redeemed in connection with the Second Extension Amendment. Second Contributions in the amount of $153,655 are payable monthly through our extension date in July 2023 (if the Sponsor fully extends the term we have to complete an initial Business Combination).

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We have entered into the Promissory Notes with our Sponsor for additional funding (see Note 4 in “Item 1. Financial Statements”). The Promissory Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed and (ii) the date of our liquidation. Such proceeds were used to fund working capital. As of September 30, 2022, there was a total of $2,680,834 outstanding under the Promissory Notes.

Going Concern

In connection with the our assessment of going concern considerations in accordance with ASU 2014-15, we have determined that if we are unable to complete a Business Combination by the end of the Combination Period, which is July 17, 2023 (if the Sponsor fully extends the term we have to complete a Business Combination), then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of the accompanying unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed consolidated balance sheets in “Item 1. Financial Statements”.

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

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our accompanying unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on June 26, 2020, as amended, and declared effective on (File No. 333-239462) (our “Registration Statement”), (ii) Quarterly Report on Forms 10-Q and 10-Q/A for the quarter ended September 30, 2020, as initially filed with the SEC on November 16, 2020, and as amended January 11, 2022, (iii) Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC January 11, 2022, (iv) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, (v) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 24, 2022, (vi) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 18, 2022 and (vii) definitive proxy statement dated September 28, 2022, as filed with the SEC on September 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, Indiev, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of completing a Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a Business Combination. Additionally, the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period (or by July 17, 2023), the Company will cease all operations except for the purpose of liquidating.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To mitigate that risk, the trustee, upon our instruction, has liquidated the securities held in our Trust Account and instead holds all funds in the Trust Account in cash. As a result, following such liquidation, we are likely to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our Public Shareholders would receive upon any redemption or liquidation of the Company.

SPAC Rule Proposals sets forth, among other matters, the circumstances in which a SPAC such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months after such date. We have not entered into a definitive business combination agreement within 18 months after the effective date of our IPO Registration Statement, and has not completed our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, upon our instruction, has liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and will continue to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation. As a result, following such liquidation, we are likely to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning securities in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

Additionally, the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period (or by July 17, 2023), the Company will cease all operations except for the purpose of liquidating.

We may not be able to complete an initial Business Combination (such as the Transactions) should an initial Business Combination be subject to any potential review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”). As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited if we do not complete the Transactions. In addition, the time necessary for any governmental or regulatory review or approval could prevent us from completing an initial Business Combination (such as the Transactions) and require us to liquidate.

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

The Sponsor currently owns 3,593,750 Founder Shares and 4,375,000 private placement warrants. Mr. Kenneth Ng, our Senior Advisor, is one of three directors of our Sponsor and has the right to appoint a majority of the directors of our Sponsor through an entity controlled by him. Mr. Ng is a citizen of China. Other members of the Sponsor include certain officers and directors of the Company. To the best of the Company’s knowledge, 100% of the total allocated membership interests in the Sponsor are owned by Hong Kong persons on a look-through basis.

Accordingly, each of us and the Sponsor may be considered as a “foreign person” under CFIUS rules and regulations. If CFIUS considers us to be a “foreign person” and the potential target a U.S. business (such as Indiev) that may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. If an initial Business Combination (such as the Transactions) falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate the initial Business Combination. In addition, if an initial Business Combination (such as the Transactions) falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination.

Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the Sponsor. If we were to seek an initial Business Combination not subject to CFIUS jurisdiction, the pool of potential targets with which we could complete an initial Business Combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy and it may result in us taking more than 36 months to receive CFIUS clearance and complete the initial Business Combination. Because we have only a limited time to complete an initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. Additionally, the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period (or by July 17, 2023), the Company will cease all operations except for the purpose of liquidating. If we liquidate, our Public Shareholders may only receive $10.00 per share, and our warrants will expire worthless. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning securities in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 26, 2022, by and among Malacca Straits Acquisition Company Limited, Indiev, Inc, MLAC Merger Sub, Inc., Malacca Straits Management Company Limited, in the capacity as the Purchaser Representative thereunder, and Mr. Hai Shi, in the capacity as the Seller Representative thereunder (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
3.1	Amended and Restated Memorandum and Articles of Association, filed on October 14, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).
10.1	Voting Agreement, dated as of September 26, 2022, by and among Malacca Straits Acquisition Company Limited, Indiev, Inc, and the stockholder of Indiev party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.2	Form of Lock-Up Agreement, by and between Malacca Straits Acquisition Company Limited and the stockholder of Indiev party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.3	Non-Competition Agreement, dated as of September 26, 2022, by and among Malacca Straits Acquisition Company Limited, Indiev, Inc and Mr. Hai Shi (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.4	Form of Registration Rights Agreement, by and among Malacca Straits Acquisition Company Limited, Malacca Straits Management Company Limited and Investors party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.5	Sponsor Letter Agreement, dated as of September 26, 2022 by and between Malacca Straits Acquisition Company Limited and Malacca Straits Management Company Limited (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.6	Form of Subscription Agreement, by and among Malacca Straits Acquisition Company Limited and the subscriber party thereto (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.7	Amendment to the Underwriting Agreement, dated as of September 26, 2022, by and between Malacca Straits Acquisition Company Limited and BTIG, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.8	Promissory Note issued to Malacca Straits Management Company Limited, dated October 17, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Date: November 15, 2022		/s/ Gordon Lo
	Name:	Gordon Lo
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 15, 2022		/s/ Stanley Wang
	Name:	Stanley Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)