Form 10-K
period 2022-12-31
Malacca Straits Acquisition Co Ltd
filed 2023-03-31
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: +852 21060888

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s outstanding shares of Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on The Nasdaq Stock Market LLC, was approximately $47,855,000.

As of March 30, 2023, there were 517,354 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Indiev Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association currently in effect, as amended by the First Extension Amendment (as defined below) and the Second Extension Amendment (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASM” are to Argyle Street Management Limited, an SEC-registered investment adviser and indirect member of our sponsor (as defined below);

●	“AVN” are to PT Asia Vision Network, an Indonesian limited liability company;

●	“AVN Business Combination Agreement” are to the Business Combination Agreement, dated March 21, 2021, we entered into with AVN and the other parties thereto;

●	“AVN Termination Agreement” are to the Termination Agreement, dated September 3, 2021, we entered into with AVN;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A ordinary shares” are to the shares of Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the shares of Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Closing” are to the closing of the Indiev Business Combination;

●	“Combination Period” are to the period from the closing of the initial public offering (as defined below) to July 17, 2023 (or such earlier date as determined by the board), that the Company has to consummate an initial business combination;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company,” “we,” or “us” are to Malacca Straits Acquisition Company Limited, a Cayman Islands exempted company;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“Conversion” are to the conversion of Indiev (as defined below) from a corporation incorporated under the laws of the State of California into a Delaware corporation;

●	“Domestication” are to the redomiciliation of the Company from a Cayman Islands limited company to a Delaware corporation;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Earnout Participants” are to the Indiev stockholders immediately prior to the Indiev Business Combination);

●	“Earnout Shares” are to the 20,000,000 additional shares of New INDI (as defined below) common stock to which the Indiev stockholders have a contingent right in connection with the Indiev Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“equity-linked securities” are to any securities of our Company which are convertible into or exchangeable or exercisable for, ordinary shares of our Company;

●	“First Contribution” are to our sponsor’s monthly contribution, as a loan of $0.03 for each public share not redeemed in connection with the First Extension Amendment;

●	“First Extension Amendment” are to the first amendment to our amended and restated memorandum and articles of association, to extend the date by which we must consummate a business combination from January 17, 2022 (which was 18 months from the closing of the initial public offering) to October 17, 2022 (or such earlier date as determined by the board);

●	“First Extension Note” are to the unsecured promissory note, dated March 29, 2022, in the amount of up to $1,297,500 we issued to our sponsor in connection with the First Extension Amendment;

●	“First Extension Redemption” are to the redemption of 9,669,449 public shares for an aggregate amount of $96,761,060, or approximately $10.00 per share, in connection with the First Extension Amendment;

●	“First Sales Earnout Year” are to 12-month period beginning with the start of the first calendar quarter starting after the Closing;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in the private placement (as defined below) and, unless the context otherwise requires, our Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Indiev” are to Indiev, Inc, a California corporation;

●	“Indiev Business Combination” are to the transactions contemplated by the Indiev Merger Agreement (as defined below);

●	“Indiev Merger Agreement” are to that certain Agreement and Plan of Merger with Indiev, Merger Sub (as defined below), the Sponsor and the other parties thereto, dated September 26, 2022 (as may be amended and/or restated from time to time);

●	“Indiev Registration Statement” are to the registration statement on Form S-4 filed with the SEC (as defined below) on February 3, 2023 (File No. 333-269544);

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on July 17, 2020;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 26, 2020, as amended and declared effective on July 14, 2020 (File No. 333-239462);

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” are to the letter agreement, the form of which was filed as an exhibit to our IPO Registration Statement;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Sub” are to MLAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“New INDI” are to the entity continuing as the surviving and wholly-owned subsidiary of the Company at the closing of the Indiev Business Combination;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“PIPE” are to the purchase of a total of 1.5 million shares of the Company’s Class A common stock (after giving effect to the Domestication) in a private investment in public equity in the Company at $10,000 per share with aggregate gross proceeds of $15,000,000, to be consummated immediately prior to the Closing, but after the Domestication;

●	“PIPE Investor” are to Mr. Hai Shi, an individual;

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“Promissory Notes” are to the unsecured promissory notes to the sponsor in the amount of up to $300,000, each, that were issued on August 2, 2021, October 20, 2021,respectively, the Frist Extension Note and the Second Extension Note;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Contribution” are to our sponsor’s monthly contribution, as a loan of, $0.033 for each public share not redeemed in connection with the Second Extension Amendment;

v

●	“Second Extension Amendment” are to the second amendment to our amended and restated memorandum and articles of association, to extend the date by which we must consummate a business combination from October 17, 2022 to July 17, 2023 (or such earlier date as determined by our sponsor).

●	“Second Extension Note” are to the unsecured promissory note, dated October 17, 2022, in the amount of up to $153 655, we issued to our sponsor in connection with the Second Extension Amendment;

●	“Second Extension Redemption” are to the redemption of 4,188,197, for a total of $43,282,728, or approximately $10.33 per public share, in connection with the Second Extension Amendment.

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Malacca Straits Management Company Limited, a BVI business company with limited liability;

●	“trust account” are to the U.S.-based trust account in which an amount of $143,750,000 from the net proceeds of the sales of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“TIH” are to TIH Limited, a Singapore-listed closed-end fund formed in 1994;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of our directors and officers may, but are not obligated to, loan the Company; and

●	“Working Capital Notes” are to the unsecured promissory notes, dated March 29, 2022 and March 31, 2023, each in the amount of up to $1,000,000 we issued to our sponsor.

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

A total of $125,000,000, comprised of $122,500,000 of the proceeds from the initial public offering and $2,500,000 of the proceeds of the sale of the private placement warrants units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Gordon Lo, our Chief Executive Officer and President, and Stanley Wang, our Chief Financial Officer. We must complete our initial business combination by July 17, 2023 (if we fully extend, as described further below). If our initial business combination is not consummated by the end of the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Extension Amendments and Redemptions

On December 27, 2021, we held our 2021 annual general meeting of shareholders and approved, among other things, an amendment to the amended and restated memorandum and articles of association to extend the date by which we must consummate a business combination. The First Extension Amendment extended the date by which the Company must consummate a business combination from January 17, 2022 (which was 18 months from the closing of the initial public offering) to October 17, 2022 (or such earlier date as determined by the board). In connection with the First Extension Amendment, shareholders holding 9,669,449 public shares exercised their right to redeem such public shares for a pro rata portion of the trust account. On January 7, 2022, we paid from the trust account an aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the First Extension Redemption. For each one-month extension, our sponsor agreed to contribute to the Company, as a loan, $0.03 for each public share not redeemed in connection with the First Extension Amendment. First Contributions in the amount of $141,167 were paid monthly through our extension date in October 2022.

On October 12, 2022, we held our 2022 annual general meeting of shareholders and approved, among other things, an amendment to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination. The Second Extension Amendment extended the date by which we must consummate an initial business combination from October 17, 2022 to July 17, 2023 (or such earlier date as determined by the board). In connection with the Second Extension Amendment, shareholders holding 4,188,197 public shares exercised their right to redeem such public shares for a pro rata portion of the trust account. In October 2022, we paid from the trust account an aggregate amount of $43,282,728, or approximately $10.33 per share, to redeeming shareholders in the Second Extension Redemption. For each one-month extension, our sponsor agreed to contribute to us, as a loan, $0.033 for each public share not redeemed in connection with the Second Extension Amendment. Second Contributions in the amount of $153,655 are payable monthly through end of our current Combination Period. Our sponsor has the sole discretion whether to continue extending for additional calendar months until July 17, 2023.

The Company must consummate an initial business combination by July 17, 2023 (if the Company fully extends the term the Company has to complete an initial business combination). If the Company has not completed an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an initial business combination within the Combination Period.

Our sponsor has agreed to waive its liquidation rights with respect to the founder shares if the Company fails to complete an initial business combination within the Combination Period. However, if our sponsor acquires public shares in or after the initial public offering, such public shares will be entitled to liquidating distributions from the trust account if the Company fails to complete an initial business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event the Company does not complete an initial business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the initial public offering price per unit ($10.00).

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

On September 3, 2021, AVN and the Company entered into the AVN Termination Agreement in which AVN and the Company mutually agreed to terminate the AVN Business Combination Agreement, pursuant to Section 9.1(a) thereof.

Indiev Business Combination

On September 26, 2022, the Company entered into the Indiev Merger Agreement with Indiev, Merger Sub, our sponsor, in the capacity as the representative thereunder of the stockholders of the Company (other than the stockholders of Indiev immediately prior to the Closing ) and their respective successors and assignees) from and after the Closing of the transactions contemplated by the Indiev Merger Agreement (in such capacity, the “Purchaser Representative”), and Mr. Hai Shi, in the capacity as the representative thereunder for the Earnout Participants and their respective successors and assignees from and after the Closing (in such capacity, the “Seller Representative”). Capitalized terms not defined but otherwise used in the following description have the meaning ascribed to them in the Indiev Merger Agreement.

Pursuant to the Indiev Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, Indiev shall convert from a corporation incorporated under the laws of the State of California into a Delaware corporation, and the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation, and (ii) at the Closing, Merger Sub will merge with and into Indiev, with Indiev continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Indiev stockholder receiving shares of Company common stock at the Closing, as further described below.

The Indiev Merger Agreement provides that the total consideration received by Indiev security holders from the Company at the Closing will be a number of shares of Company common stock that have an aggregate value equal to $600,000,000 subject to adjustments at the Closing to be decreased for the amount of the consolidated Indebtedness of Indiev and its Subsidiaries, net of their consolidated cash and cash equivalents, as of the Closing and the amount of unpaid transaction expenses and transaction bonuses of Indiev and its subsidiaries as of the Closing, and to the extent applicable and elected by our sponsor in accordance with the Sponsor Letter Agreement (as defined below), increased by the amount by which the Company’s transaction expenses exceed $5 million, with each share of the Company in the Merger Consideration being valued at an amount equal to the price at which the Company will pay to redeem its common stock from its public stockholders in the redemption for its initial business combination as required by its organizational documents, and with each Earnout Participant receiving its pro rata share of the Merger Consideration. Additionally, after the Closing, the Earnout Participants shall have the contingent right to receive up to an additional 20,000,000 shares of Company common stock (subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing) (from the Company based on the post-merger entity achieving certain sales milestones or stock trading price milestones after the Closing. The Earnout Participants will receive 5,000,000 of the Earnout Shares if the Company’s consolidated net sales of electronic automobile vehicles for the 12 month period beginning with the start of the first calendar quarter starting after the Closing is at least 400, at an average effective pre-tax sales price of $55,000 per vehicle, and will receive another 10,000,000 of the Earnout Shares if the Company’s consolidated net sales of electronic automobile vehicles for next 12 month period after the First Sales Earnout Year is at least 2,000, at an average effective pre-tax sales price of $55,000 per vehicle. The Earnout Participants will receive another 5,000,000 of the Earnout Shares if the volume weighted average stock price of our common stock is at least $12.50 per share for any 20 trading day period within any 30 trading day period beginning 150 days after the Closing until December 31, 2024. The determinations with respect to whether the Earnout Shares will be managed by the Purchaser Representative and the Seller Representative.

A copy of the Indiev Merger Agreement is filed as Exhibit 2.1 to this Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the Indiev Merger Agreement is qualified in its entirety by reference thereto.

The Indiev Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Indiev Merger Agreement has been filed with this Report in order to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Indiev, Merger Sub or any other party to the Indiev Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Indiev Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Indiev Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Indiev Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Indiev Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Indiev Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Indiev Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Voting Agreements

Simultaneously with the execution and delivery of the Indiev Merger Agreement, the Company and Indiev have entered into Voting Agreements (collectively, the “Voting Agreements”) with certain stockholders of Indiev required to approve the Transaction. Under the Voting Agreements, each Indiev stockholder party thereto agreed to vote all of such shareholder’s shares of Indiev in favor of the Indiev Merger Agreement and the Transaction and to otherwise take (or not take, as applicable) certain other actions in support of the Indiev Merger Agreement and the Transaction and the other matters to be submitted to the Indiev stockholders for approval in connection with the Transaction, in the manner and subject to the conditions set forth in the Voting Agreements, and provide a proxy to the Company to vote such Indiev shares accordingly (subject to the condition that the Indiev Registration Statement have been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Transaction as set forth in the Voting Agreements shall take effect from the date such agreements are executed). The Voting Agreements prevent transfers of the Indiev shares held by the Indiev stockholders thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

A copy of the form of Voting Agreement is filed as Exhibit 10.13 to this Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the form of Voting Agreement is qualified in its entirety by reference thereto.

Lock-Up Agreements

At or prior to the Closing, certain stockholders of Indiev will enter into a Lock-Up Agreement with the Company (collectively, the “Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, each Indiev stockholder party thereto agreed not to, during the period commencing from the Closing and ending one year after the Closing (subject to early release if the closing price of shares of the Company common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading period commencing at least 150 days after the Closing or the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party after the Closing): (i) sell, offer to sell, contact or agree to sell, hypothecate, pledge, lend, encumber, donate, assign, grant any option, right or warrant to purchase, purchase any option or contract to sell, or otherwise dispose of or enter into any agreement to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules of regulation of the SEC promulgated thereunder, with respect to any Restricted Securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such the Company restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

A copy of the form of Lock-Up Agreement is filed as Exhibit 10.14 to this Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the form of Lock-Up Agreement is qualified in its entirety by reference thereto.

Non-Competition Agreement

Simultaneously with the execution and delivery of the Indiev Merger Agreement, Mr. Hai Shi, CEO of Indiev, entered into a non-competition and non-solicitation agreement (the “Non-Competition Agreement”) in favor Indiev and the Company and their respective present and future successors and direct and indirect subsidiaries (collectively, the “Covered Parties”). Under the Non-Competition Agreement, pursuant to which Mr. Hai Shi agrees not to compete with the Company, Indiev and their respective affiliates during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers of such entities. The Non-Competition Agreement also contains customary confidentiality and non-disparagement provisions.

A copy of the Non-Competition Agreement is filed as Exhibit 10.15 to this Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the Non-Competition Agreement is qualified in its entirety by reference thereto.

Form of Registration Rights Agreement

In connection with the Closing, the Company and certain of the Indiev Stockholders who are expected to be Affiliates of Malacca immediately after the Closing will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which such Indiev Stockholders will be granted certain registration rights with respect to their shares of the Company Common Stock received as Merger Consideration as such terms are defined thereunder (including Earnout Shares), on the terms and subject to the conditions set forth in the Registration Rights Agreement.

A copy of the Form of Registration Rights Agreement is filed as Exhibit 10.16 to this Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the Form of Registration Rights Agreement is qualified in its entirety by reference thereto.

Sponsor Letter Agreement

Simultaneously with the execution and delivery of the Indiev Merger Agreement, the Company and our sponsor entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which our sponsor agreed to, (a) consistent with that certain Letter Agreement, dated July 14, 2022, by and among the Company, our officers and directors and our sponsor, (i) appear at our shareholder special meeting for purposes of constituting a quorum, (ii) vote in favor of the Indiev Merger Agreement and the transactions contemplated hereby, including the Merger and the Domestication, (iii) vote against any proposals that would materially impede the transactions contemplated thereby, including the Merger and the Domestication, and (iv) not redeem any Company common stock held by such person, (b) waive any adjustment to the conversion ratio or any other anti-dilution or similar protections with respect to shares of Company Class B ordinary shares in connection with the Transactions , and (c) provide for the election by our sponsor of certain options with respect to the satisfaction of Excess Purchaser Expenses, including by increasing the Merger Consideration in accordance with the terms of the Indiev Merger Agreement.

A copy of the Sponsor Letter Agreement is filed as Exhibit 10.17 to this Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the Sponsor Letter Agreement is qualified in its entirety by reference thereto.

PIPE Investment

Simultaneously with the execution of the Indiev Merger Agreement, the Company and Indiev entered into subscription agreements (collectively, the “Subscription Agreements”) with certain PIPE Investor for an aggregate for 1,500,000 shares of the Company’s common stock, par value $0.0001 per share (the “PIPE Shares”), at a price of $10.00 per share, for an aggregate of $15,000,000, in a private placement to be consummated immediately prior to the Closing of the Transaction (the “PIPE Investment”).

The consummation of the transactions contemplated by the Subscription Agreements is conditioned on the substantially concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in the Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom). In addition, we granted certain customary resale registration rights to the PIPE Investors in the Subscription Agreements.

A copy of the form of Subscription Agreement is filed as Exhibit 10.18 to this Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the form of Subscription Agreement is qualified in its entirety by reference thereto.

Amendment to the Underwriting Agreement

Simultaneously with the execution of the Indiev Merger Agreement, the Company and BTIG, LLC, as representative for the underwriters thereunder (“BTIG”) entered into an amendment (the “Amendment to Underwriting Agreement”) to the underwriting agreement, dated as of July 14, 2020, between the Company and BTIG (the “Underwriting Agreement”), pursuant to which amendment, the Company decreased the deferred underwriting fee payable to the underwriters of our initial public offering with respect to the Closing from $5,031,250 in cash to a total of $1,500,000 in cash and 200,000 shares of our common stock (the “Representative Shares”), both deliverable at the Closing, and in exchange therefore, we agreed to (i) eliminate our right to pay a portion of deferred underwriting fee to third parties that did not participate in the initial public offering that assist us with our initial business combination, (ii) add BTIG and the other initial public offering underwriters as a “Holder” party to the Registration Rights Agreement, dated as of July 14, 2020, by and among the Company and our sponsor, with respect to the Representative Shares, which will become “Registrable Securities” thereunder, and (iii) in connection with the initial business combination with Indiev, provide access to, and cooperate with, BTIG and its Representatives for its diligence review, use efforts to provide the initial public offering underwriters with comfort letters, negative assurance letters and other documents from auditors and lawyers, and provide certain customary representations and warranties, covenants and indemnification to the initial public offering underwriters.

A copy of the Amendment to the Underwriting Agreement is filed as Exhibit 10.19 to this Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the Amendment to the Underwriting Agreement is qualified in its entirety by reference thereto.

Other than as specifically discussed, this Report does not assume the Closing of the Indiev Business Combination.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and intend to continue to use these criteria and guidelines in evaluating initial business combination opportunities, including the Indiev Business Combination, but we may decide to enter into our initial business combination with a target business that meets some, but not all of these criteria and guidelines.

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

Our Business Combination Process

In evaluating a prospective target business, including the Indiev Business Combination, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information which will be made available to us. We also utilize our operational and capital allocation experience.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Indiev is not affiliated with our sponsor, officers, or directors, in the event we do not consummate the Indiev Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

At the closing of our initial business combination, such as the Indiev Business Combination, we may pay a customary financial consulting fee to ASM or TIH, or another affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

Our officers have agreed not to become an officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination, such as the Indiev Business Combination, or we have failed to complete our initial business combination by the end of the Combination Period.

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Indiev was in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 17, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of approximately $5,397,789, as of December 31, 2022, and $5,363,644 following the Second Extension Redemption, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Indiev, when evaluating the desirability of effecting our initial business combination with that business, and will continue to do so if the Indiev Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Indiev Business Combination in which Mr. Hai Shi will serve as Chief Executive Officer of Indiev post-Closing, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have The Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule (as is the case in the Indiev Business Combination), or we may decide to seek shareholder approval for business or other legal reasons.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.43 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination, such as the Indiev Business Combination with Indiev, or (ii) by means of a tender offer if the Indiev Business Combination is not consummated. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

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

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver.eliever, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we have until the end of the Combination Period to complete our initial business combination. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate the Indiev Business Combination or any other initial business combination by the deadlines set forth in our amended and restated memorandum and articles of association, we expect to use the amounts held outside the trust account ($34,262 as of December 31, 2022) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to the end of the Combination Period although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.43. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.43. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($34,262 as of December 31, 2022) to pay any such potential claims, but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $650,000, we may fund such excess with funds from the funds not to be held in the trust account.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.430 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the end of the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the Combination Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination;

●	if our initial business combination is not consummated prior to July 17, 2023 (if we fully extend the term we have to complete our initial business combination), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

An Amendment to the Amended and Restated Memorandum and Articles of Association

On November 16, 2022, the Company filed an amendment to the amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies, where it extended the date by which the Company has to consummate an initial business combination from October 17, 2022 to July 17, 2023.

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

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business, such as the Indiev Registration Statement. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 17, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame, such as the Indiev Business Combination;

●	our expectations around the performance of a prospective target business or businesses, such as Indiev, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the Indiev Business Combination, or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.43 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.43 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

in March 2022, the SEC issued proposed rules relating to certain activities of special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investment, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by July 17, 2023 (if we fully extend the term we have to complete our initial business combination);

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least July 17, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	If third parties bring claims against us, the proceeds held in the trust could be reduced and the per share redemption price received by stockholders may be less than $10.43; and

●	our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our IPO Registration Statement, (ii) our Quarterly Reports on Forms 10-Q and 10-Q/A for the quarters ended September 30, 2020, March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on filed November 16, 2020 and as amended January 11, 2022, May 24, 2022, August 18, 2022 and November 15, 2022, respectively (iii) Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on January 11, 2022, (iv) our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, (v) our definitive proxy statement on Schedule 14A, dated September 28, 2022, as filed with the SEC on September 29, 2022 and (viii) the Indiev Registration Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination.

For risks relating to Indiev and the Indiev Business Combination, see the Indiev Registration Statement.

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

On March 30, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, and two holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as filed with the SEC on November 16, 2020. There has been no material change in the planned use of proceeds from the initial public offering and the private placement as described in the IPO Registration Statement. Our specific investments in our trust account may change from time to time.

On September 16, 2022, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in a non-interest-bearing demand deposit account at JPMorgan Chase Bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 12, 2022, we held our 2022 annual general meeting of shareholders and approved, among other things, an amendment to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination. In connection with the Second Extension Amendment, shareholders holding 4,188,197 public shares exercised their right to redeem such public shares for a pro rata portion of the trust account. In October 2022, we paid from the trust account an aggregate amount of $43,282,728, or approximately $10.33 per share, to redeeming shareholders in the Second Extension Redemption.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	4,188,197	$10.33	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	—	—	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report.

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

On September 3, 2021, AVN and the Company entered into the AVN Termination Agreement to mutually terminate the AVN Business Combination Agreement, pursuant to Section 9.1(a) thereof.

Indiev Business Combination

On September 26, 2022, the Company entered into the Indiev Merger Agreement with Indiev, Merger Sub, our sponsor, in the capacity as the representative thereunder of the stockholders of the Company (other than the stockholders of Indiev immediately prior to the Closing and their respective successors and assignees) from and after the Closing of the transactions contemplated by the Indiev Merger Agreement, and Mr. Hai Shi, in the capacity as the representative thereunder for the Earnout Participants and their respective successors and assignees from and after the Closing.

Pursuant to the Indiev Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, Indiev shall convert from a corporation incorporated under the laws of the State of California into a Delaware corporation, and the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation, and (ii) at the Closing, Merger Sub will merge with and into Indiev, with Indiev continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Indiev stockholder receiving shares of Company common stock at the Closing, as further described below. Simultaneously with entering into the Indiev Merger Agreement, the Company entered into a Subscription Agreement with Mr. Hai Shi to purchase a total of 1.5 million shares of our Class A common stock (after giving effect to the Domestication) in a PIPE in the Company at $10.00 per share with aggregate gross proceeds to of $15,000,000, to be consummated immediately prior the Closing, but after the Domestication.

For a full description of the Indiev Merger Agreement and the proposed Indiev Business Combination, please see “Item 1. Business.”

Extension Amendments and Redemptions

On December 27, 2021, we held our 2021 annual general meeting of shareholders and approved, among other things, the First Extension Amendment, which extended the date by which we must consummate a business combination from January 17, 2022 (which was 18 months from the closing of the initial public offering) to October 17, 2022 (or such earlier date as determined by the board). Our sponsor had the sole discretion whether to continue extending for additional calendar months until October 17, 2022. In connection with the First Extension Amendment, shareholders holding 9,669,449 public shares exercised their right to redeem such public shares for a pro rata portion of the trust account.

In January 2022, in connection with the First Extension Amendment, we paid cash in the aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the First Extension Redemption. For each one-month extension our sponsor deposited the First Contribution of $0.03 per public share not redeemed in connection with the First Extension Amendment. The first such First Contribution was due on January 17, 2022 in the amount of $141,167 and subsequent Contributions were payable monthly through the extension date in October 2022 . Immediately after the First Extension Redemption, the amount in the trust account was approximately $47,087,905.

In connection with the First Extension Amendment, we also issued the Extension Note, an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,297,500, to our sponsor. The proceeds of the Extension Note were used solely for extensions of the time period we have to complete an initial business combination.

On October 12, 2022, we held our 2022 annual general meeting of shareholders and approved, among other things, the Second Extension Amendment, which extended the date by which we must consummate a business combination from October 17, 2022 to July 17, 2023 (or such earlier date as determined by the board). Our sponsor has sole discretion whether to continue extending for additional calendar months until July 17, 2023. In connection with the Second Extension Redemption, shareholders holding 4,188,197 public shares exercised their right to redeem such public shares for a pro rata portion of the trust account.

In connection with the Second Extension Amendment, we also issued the Second Extension Note, an unsecured promissory note, dated October 17, 2022, in the amount of up to $153 655, to our sponsor. The proceeds of the Second Extension Note have been and will continue to be used solely for extensions of the time period we have to complete an initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had net income of $3,008,083, which consists of a gain due to changes in fair value of warrant liabilities of $4,497,031, operating expenses of $1,759,463, offset by interest and dividends earned on marketable securities held in the trust account of $270,514.

For the year ended December 31, 2021, we had net income of $6,050,466, which consists of a gain due to changes in fair value of warrant liabilities of $7,457,876, operating expenses of $1,440,989, offset by interest earned from bank of $3 and interest earned on marketable securities held in the trust account of $33,576.

Liquidity and Capital Resources

On July 17, 2020, we consummated the initial public offering of 12,500,000 units, and on July 21, 2020, we consummated the sale of an additional 1,875,000 units, which included the full exercise by the underwriters of their over-allotment option, at $10.00 per unit, generating aggregate gross proceeds of $143,750,000. Each unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. Simultaneously with the closing of the initial public offering and the full exercise of the over-allotment option, we consummated the sale of an aggregate of 4,375,000 private placement warrants to our sponsor in the private placement at a price of $1.00 per warrant, generating aggregate gross proceeds of $4,375,000.

Following the initial public offering, the exercise of the over-allotment option and the private placement, a total of $143,750,000 was placed in the trust account. We incurred $8,394,954 in transaction costs, including $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $488,704 of other offering costs in connection with the initial public offering and the private placement. Of these amounts, transactions costs of $186,456 attributable to the issuance of the warrants were expensed during 2020.

For the year ended December 31, 2022, net cash used in operating activities was $1,388,732. Net income of $3,008,083 primarily related to the income from change in fair market value of derivative warrant liabilities of $4,497,031 interest and dividends earned on marketable securities of $270,514 and changes in operating assets and liabilities, which used $370,730 of cash from operating activities.

At December 31, 2022 and 2021, we had cash and marketable securities held in the trust account of $5,397,789 and $143,849,320, respectively. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

At December 31, 2022 and 2021, we had cash of $34,262 and $112,687, respectively, held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a business combination, we may repay any such Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such Working Capital Loans, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

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

We issued the Promissory Notes to the sponsor, which consist of (i) two unsecured promissory notes in the amount of up to $300,000, each, which were issued on August 2, 2021 and October 20, 2021, respectively, (ii) the First Extension Note, an unsecured promissory note, in the amount of up to $1,297,500, and (iii) the Second Extension Note, an unsecured promissory note in the aggregate principal amount of up to $153,655. The Promissory Notes are non-interest bearing and payable at the earlier of (a) the date on which the initial business combination is completed and (b) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of December 31, 2022 and 2021, we had $3,232,050 and $600,000, respectively, outstanding borrowings under the Promissory Notes.

On March 29, 2022, we issued a Working Capital Note, an unsecured promissory note in the amount of up to $1,000,000, to our sponsor. On March 31, 2023, we issued another Working Capital Note, an unsecured promissory note in the amount of up to $1,000,000, to our sponsor. The proceeds of both Working Capital Notes will be used for costs in connection with our initial business combination or as general working capital.

On September 16, 2022, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in a non-interest-bearing demand deposit account at JPMorgan Chase Bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

Going Concern

In connection with our assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that we do not currently have adequate liquidity to sustain operations, which consist solely of pursuing an initial business combination. While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, we have determined that if we are unable to complete a business combination by the end of the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent redemption of shares raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate the end of the Combination Period. We intend to complete a business combination before the mandatory liquidation date. Our independent registered public accounting firm, Withum, in its report on the consolidated financial statements contained elsewhere in this Report have expressed substantial doubt about ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to the Amendment to Underwriting Agreement entered on September 26, 2022, the underwriters are entitled to a deferred fee of a total of $1,500,000 in cash and 200,000 shares of our common stock. The deferred fee will become deliverable at this specific Closing, subject to the terms of the Underwriting Agreement and the Amendment to the Underwriting Agreement.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages F-1 through F-21, comprising a portion of this Report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Management has concluded that our audited consolidated financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Gordon Lo	45	Chief Executive Officer, President and Director
Stanley Wang	57	Chief Financial Officer and Director
Vince Ming Shu Leung	46	Director
Ping He	38	Director
Eugene Ty Tan	59	Director

The experience of our directors and executive officers is as follows:

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

Stanley Wang, our Chief Financial Officer and a director since July 14, 2020, has been the founder and managing director of K2 Venture Capital Company Limited, a venture capital investment company focused on investments in financial technologies and artificial intelligence opportunities in Southeast Asia. Since 2017, Mr. Wang has also been serving as a consultant and management investment committee member of TIH, where he provides consultation and approves investments. Prior to that, Mr. Wang served as a director of several technology startups and media companies, serving as a managing director at Emerging Asia Capital Partners, a Thailand-based project financing advisory firm, from 2015 to 2016, a senior financial advisor to Italian-Thai Development, a civil infrastructure and construction group, and to the group’s founding family from 2004 to 2013, and the managing director to PK Development Pty Ltd, a property development company in South Africa, from 1996 to 2003, respectively. Prior to that, Mr. Wang was an executive director at Goldman Sachs (Asia) Limited, Hong Kong and Singapore from 1992 to 1995, a senior associate at Morgan Stanley (Asia) Limited, Hong Kong from 1990 to 1992, and an associate at Morgan Stanley Real Estate International, New York from 1988 to 1990, where he was involved in both real estate investment banking and project finance. Mr. Wang earned a Bachelor’s degree in Economics and Finance from The Wharton School of the University of Pennsylvania and an MBA degree from The University of Chicago. Mr. Wang is well qualified to serve on our board due to his extensive finance and investment experience, as well as his experience with conglomerates.

Vince Ming Shu Leung, one of our directors since July 2022, has been the group Chief Financial Officer, a member of strategy committee of 58 Group, a leading classified information internet platform in China and managing partner of 58 Industry Fund, an investment fund under 58.com Inc., where he is mainly responsible for overseeing overall financial and legal functions and strategic investment and management of the 58 Industry Fund, since April 2021. He has been serving as a founding and managing partner at Harmony Capital, a family office PE fund with a focus on internet and consumer sectors in China, since February 2017. From January 2013 to January 2017, Mr. Leung served as Chief Financial Officer of Visual China Group, a company mainly engaged in the image licensing businesses and a public company listed on the Main Board of the Shenzhen Stock Exchange. From January 2008 to December 2012, Mr. Leung served as the Chief Financial Officer of China ITS (Holdings) Co., Ltd., a Hong Kong listed company mainly engaged in the provision of intelligent transportation solutions covering expressway, railway and urban traffic sectors. From February 2003 to March 2006, he served as a senior manager in the mergers and acquisitions department and subsequently as Chief Financial Officer at CDC Corporation, a Nasdaq and Hong Kong listed group. From October 1999 to December 2000, Mr. Leung served as a senior consultant at Arthur Andersen & Co, where he was mainly responsible for providing business consultancy services. From September 1998 to August 1999, he was an auditor at PricewaterhouseCoopers. Since May 2022, Mr. Leung has been serving as an independent non-executive director at Infinities Technology international (Cayman) Holding Limited (formerly known as “Jiu Zun Digital Interactive Entertainment Group Holdings Limited”), a company mainly engaged in the provision of mobile gaming solutions and a public company listed on the Main Board of the Hong Kong Stock Exchange. Since August 2021, Mr. Leung has been serving as non-executive director of Gogox Holdings Limited, a company mainly engaged in the provision of logistic and delivery solutions and offering platform services to connect transacting user and logistic and delivery service provider in the mainland China, Hong Kong, Singapore, the Republic of Korea, and other Eastern and Southern Asian countries, whose shares are listed on the Main Board of the Hong Kong Stock Exchange. Since December 2019, Mr. Leung has been serving as an independent non-executive director at Renrui Human Resources Technology Holdings Limited, a company mainly engaged in the provision of human resources services and a company listed on the Main Board of the Hong Kong Stock Exchange. Since March 2017, he has been serving as an independent non-executive director at Sun.King Technology Group Limited, a company mainly engaged in the provision of power electron capacitor and a public company listed on the Main Board of the Hong Kong Stock Exchange. Since February 2013, Mr. Leung has been serving as an independent non-executive director at Cabbeen Fashion Limited, a menswear outfit brand in China and a public company listed on the Main Board of the Hong Kong Stock Exchange. Mr. Leung has been a Fellow Member of Association of Chartered Certified Accountants and the Fellow Member of the Hong Kong Institute of Certified Public Accountants since February 2007 and June 2010, respectively. Mr. Leung obtained a First Class Honor bachelor’s degree in accounting from the City University of Hong Kong and a master’s degree in accounting from The Chinese University of Hong Kong. Mr. Leung is well-qualified to serve on our Board due to his expertise in corporate finance and management and his extensive experience with public companies.

Ping He has been a director since inception and brings over a decade of professional experience in international finance and venture capital. Since 2020, he has been serving as the head of finance at Osix Corporation, a growth capital financing company based in Silicon Valley. Concurrently, he is an active startup investor and advisor in several international companies spanning e-commerce, gaming, fintech, consumers and logistics, as well as a director of Labforinvention Corp., a novel materials research and development company, since 2019, and a director at Alkymia SAS, an internet technology company, since 2017. Mr. He was a director at Quintus Partners LLC, a cross-border merchant bank responsible for sourcing, due diligence and execution of M&A and growth capital mandates, from 2017 to 2019. Prior to that, from 2014 to 2015, he worked as a manager at Refinitiv, a global provider of financial market data and infrastructure, responsible for identifying and developing technology-enabled business opportunities. Mr. He was an investment associate at ASM from 2012 to 2013, an investment banking analyst at Barclays from 2010 to 2012 and an analyst at NERA Economic Consulting from 2006 to 2010. Since July 2022, Mr. He has been a director of Titans Labs Inc., a Delaware corporation for a tournament game that is under beta development. Mr. He received his Bachelor’s degree in Economics from The University of Chicago. He is also a CFA charterholder. Mr. He is well qualified to serve on our Board due to his extensive advisory, board and finance experience.

Eugene Ty Tan, one of our directors since July 2022, has been the Co-Chief Executive Officer of Oriental Patron Asia Limited, a financial services company, since April 2019. From January 2017 to March 2019, Mr. Tan was the Co-Chief Executive of the Institutional and Client Group at Shanxi Securities International, a company engaging in the provision of securities brokerage and investment advisory services. He was the Managing Director and Head of Investment Banking and Equity Capital Markets — Asia Department at Oppenheimer Investments Asia Limited, an investment advisory firm, from 2013 to 2016. From 2010 to 2012, Mr. Tan served as the Managing Director, Greater China of Rothschild (Hong Kong) Limited, a financial advisory firm. From 2007 to 2010, he was the Managing Director of Argyle Street Management, an asset management firm. Prior to that, Mr. Tan has also worked at various financial services firms, including Goldman Sachs, Salomon Smith Barney, ING Barings, HSBC Investment Bank and Citibank, N.A. Mr. Tan served as independent board member of KGI Holdings and KGI Thailand. Mr. Tan served as a member of the Hong Kong Trade Development Council (HKTDC) Belt and Road & Greater Bay Area Committee’s Industrial Parks: SMEs’ Manufacturing Partnership and Investment Task Force from November 2019 to December 2021. Mr. Tan holds an MBA with Distinction from Stanford Graduate School of Business where he was an Arjay Miller Scholar and Deloitte and Touche Accounting Awardee. He also holds dual degrees in Accounting and Finance, summa cum laude, from the University of the Philippines. Mr. Tan is a Certified Public Accountant. Mr. Tan is well-qualified to serve on the Board due to his extensive corporate finance and publicly-listed company experience.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to elect all of our directors prior to the consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Leung, He and Tan serve as members of our audit committee and Mr. Leung serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Leung qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Tan and He serve as members of our compensation committee and Mr. Tan serves as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our initial public offering to be paid either prior to or in connection with our initial business combination. At the closing of our initial business combination, we may also pay a customary financial consulting fee to ASM, TIH or another affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Leung, He and Tan. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement. You will be able to review these documents accessing our public filings at the SEC’s web site at www.sec.gov and on our website at www.malaccastraits.net. Any amendments to or waivers of certain provisions of our Code of Ethics will be disclosed in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates, has been or will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to ASM, TIH or another affiliate of our sponsor prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee also reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,111,064 ordinary shares, consisting of (i) 517,314 Class A ordinary shares and (ii) 3,593,750 Class B ordinary shares, issued and outstanding as of March 30, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class, unless otherwise required under applicable law. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares			Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)		Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Malacca Straits Management Company Limited(3)	--	--	3,593,750	(2)	100.0%	87.4%
Gordon Lo	--	--	3,593,750	(2)	100.0%	87.4%
Stanley Wang	--	--	--		--	--
Christian Jason Chan	--	--	--		--	--
Ping He	--	--	--		--	--
Eugene TY Tan	--	--	--		--
All officers and directors as a group (5 individuals)	--	--	3,593,750		100.0%	87.4%
Fir Tree Capital Management LP (4)	909,508	(4)%	--		--	(4)%
Periscope Capital Inc. (5)	45,000	8.7%	--		--	1.1%
Glazer Parties	97,816	18.9%				2.4%
Polar Asset Management Partners Inc. (7)	100,000	19.3%	--		--	2.4%
JPMorgan Chase & Co.(8)	45,432	8.8%	--		--	1.1%
Nomura Holdings, Inc. (9)	135,854	26.3%	--		--	3.3%
AQR Parties(10)	57,927	11.2%	--		--	1.4%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Unit 601-2, St. George’s Building, 2 Ice House Street, Central, Hong Kong.

(2)	Interests shown consist solely of founders shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(3)	Mr. Ng, our Senior Advisor, is one of three directors of our sponsor and has the right to appoint a majority of the directors of our sponsor through an entity controlled by him. As such he may be deemed to beneficially own the securities held by our sponsor by virtue of such control. Mr. Ng disclaims beneficial ownership of the securities held by our sponsor other than to the extent of his direct or indirect pecuniary interest in such securities. ASM, as well as each of our officers and directors and our advisor are direct and indirect members of our sponsor, or have direct or indirect economic interests in our sponsor.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2022, Fir Tree Capital Management LP, a Delaware limited partnership (“Fir Tree”), holds 909,508 Class A ordinary shares. The number of public shares held by the Fir Tree is reported as of December 31, 2022, which does not reflect any redemption of shares by the Fir Tree in connection with the Second Extension Amendment or any other transactions after December 31, 2022. Accordingly, since the number of publics shares held by Fir Tree on December 31, 2022 is in excess of the total number of public shares outstanding as of March 30, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect Fir Tree’s current percentage ownership. The principal business address of Fir Tree is 55 West 46th Street, 29th Floor New York, NY 10036.

(5)

According to a Schedule 13G/A filed with the SEC on February 13, 2023, 29,200 Class A ordinary shares are held by Periscope Capital Inc. (“Periscope”) and 15,800 Class A ordinary shares are held collectively by certain private investment funds (each, a “Periscope Fund”). Periscope may be deemed a beneficial owner of the shares held by the Periscope Funds. James Wise, as Chief Executive Officer of the Periscope, may be deemed to be a beneficial owner of the shares held by Periscope. The principal address of Periscope, the Periscope Funds, and James Wise is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(6)

According to a Schedule 13G/A filed with the SEC on February 14, 2022 by (i) Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the shares of Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”) and (ii) Mr. Paul J. Glazer (“Mr. Glazer”, together with Glazer Capital, the Glazer Parties”),  who serves as the Managing Member of Glazer Capital, with respect to the Class A ordinary shares held by the Glazer Funds. The number of public shares held by the Glazer Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Glazer Parties in connection with the Second Extension Amendment or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Glazer Parties’ current beneficial ownership. The principal business address of each of the Glazer Parties is Unit 601-2, St. George’s Building, 2 Ice House Street, Central, Hong Kong.

(7)

According to a Schedule 13G filed with the SEC on February 13, 2023 by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The principal address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)

According to a Schedule 13G filed with the SEC on January 11, 2023, 45,432 Class A ordinary shares are held by JPMorgan Chase & Co., a Delaware corporation., through its subsidiaries J.P. Morgan Investment Management Inc. and J.P. Morgan Alternative Asset Management Inc. The principal business address of JPMorgan Chase & Co. is 383 Madison Avenue, New York, NY, 10179.

(9)

According to a Schedule 13G filed with the SEC on February 14, 2023, 135,854 shares were beneficially owned by Nomura Global Financial Products, Inc. (“NGFP”). NGFP is a wholly owned subsidiary of Nomura Holdings, Inc., which accordingly may be deemed to beneficially own the shares beneficially owned by NGFP. The principal address of Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan. The principal address of Nomura Global Financial Products, Inc. is Worldwide Plaza, 309 West 49th Street, New York, NY 10019.

(10)	According to a Schedule 13G filed with the SEC on February 14, 2023 by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, AQR Arbitrage, LLC, AQR Global Alternative Investment Offshore Fund, L.P. and AQR Capital Management GP Ltd (together, the “AQR Parties”). AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and AQR Arbitrage, LLC act as investment managers to AQR Global Alternative Investment Offshore Fund, L.P. AQR Capital Management Gp Ltd. is the general partner of AQR Global Alternative Investment Offshore Fund, L.P. The principal business address of each of the AQR Parties is One Greenwich Plaza, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Indiev Business Combination, please see “Item 1. Business”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2020, the sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares, or founder shares. In June 2020, we declared a share dividend of 0.25 of a share for each Class B ordinary share in issue, resulting in the sponsor holding an aggregate of 3,593,750 founder shares. All shares have been retroactively stated to reflect the share dividend.

The sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any founder shares until the earlier to occur of (i) one year after the completion of an initial business combination or (ii) subsequent to an initial business combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination or (y) the date following the completion of an initial business combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

On March 31, 2020, we issued an unsecured promissory note (the “IPO Note”) to the sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The IPO Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the initial public offering. The outstanding balance under the IPO Note of $246,330 was repaid upon the closing of the initial public offering on July 17, 2020.

On July 17, 2020, the sponsor purchased 4,000,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $4,000,000. On July 21, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, the sponsor purchased an additional 375,000 private placement warrants at a price of $1.00 per private placement warrant. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the private placement warrants was added to the proceeds from the initial public offering to be held in the trust account. If we do not complete an initial business combination by the end of the the Combination Period, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete an initial business combination, we would repay any such Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to the initial holder. The terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We issued the Promissory Notes to the sponsor, which consist of (i) two unsecured promissory notes in the amount of up to $300,000, each, which were issued on August 2, 2021 and October 20, 2021, respectively, (ii) the First Extension Note, an unsecured promissory note, in the amount of up to $1,297,500, and (iii) the Second Extension Note, an unsecured promissory note in the aggregate principal amount of up to $153,655. The Promissory Notes are non-interest bearing and payable at the earlier of (a) the date on which the initial business combination is completed and (b) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of December 31, 2022 and 2021, we had $3,232,050 and $600,000, respectively, outstanding borrowings under the Promissory Notes.

On March 29, 2022, we issued a Working Capital Note, an unsecured promissory note in the amount of up to $1,000,000, to our sponsor. On March 31, 2023, we issued another Working Capital Note, an unsecured promissory note in the amount of up to $1,000,000, to our sponsor. The proceeds of both Working Capital Notes will be used for costs in connection with our initial business combination or as general working capital.

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

In connection with the First Extension Amendment, our sponsor agreed to loan us the First Contribution, $0.03 for each public share that was not redeemed, for each calendar month (commencing on January 17, 2022 and on the 17th day of each subsequent month), or a portion thereof, that we needed to complete an initial business combination from January 17, 2022 until October 17, 2022. The sponsor made aggregate First Contributions of approximately $1,411,665.30 ($0.03 per month for each of the 4,705,551 Class A ordinary shares that were not redeemed).

In connection with the First Extension Amendment, we also issued the Extension Note, an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,297,500, to our sponsor. The proceeds of the Extension Note were used solely for extensions of the time period we have to complete an initial business combination.

In connection with the Second Extension Amendment, our sponsor agreed to loan us the Second Contribution, $0.033 for each public share that was not redeemed, for each calendar month (commencing on October 17, 2022 and on the 17th day of each subsequent month), or a portion thereof, that we need to complete an initial business combination from October 17, 2022 (the date by which we were previously required to complete our initial business combination) until July 17, 2023 (if we fully extend the term we have to complete our initial business combination). For example, if we take until April 17, 2023 to complete our business combination, which would represent six calendar months, the sponsor would make aggregate Second Contributions of $0.033 per month for each of the Class A ordinary shares that was not redeemed. Each Second Contribution has been and will be deposited in the trust account within seven calendar days from the beginning of such calendar month (or portion thereof). The sponsor has made the deposits for November, December, January, February, and March 2023.

In connection with the Second Extension Amendment, we also issued the Second Extension Note, an unsecured promissory note, dated October 17, 2022, in the amount of up to $153,655, to our sponsor. The proceeds of the Second Extension Note have been and will continue to be used solely for extensions of the time period we have to complete an initial business combination.

For more information on the additional agreements entered into in connection with the Indiev Business Combination, please see “Item 1. Business.”

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Leung, He and Tan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and December 31, 2021 were approximately $121,000 and $126,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2022 and December 31, 2021, we did not pay Withum any audit-related fees.

Tax Fees

For the years ended December 31, 2022 and December 31, 2021, fees for Withum were approximately $4,000 and $3,500, respectively, for tax compliance, tax advice and tax planning.

All Other Fees

For the years ended December 31, 2022 and December 31, 2021, there were no fees billed for products and services provided by Withum other than those set forth above.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated July 14, 2020, by and between the Company and BTIG, LLC. (4)
1.2	Amendment to the Underwriting Agreement, dated as of September 26, 2022, by and between the Company and BTIG, LLC. (10)
2.1	Agreement and Plan of Merger, dated as of September 26, 2022, by and among the Company, Indiev, Merger Sub, the Sponsor, in the capacity as the Purchaser Representative thereunder, and Mr. Hai Shi, in the capacity as the Seller Representative thereunder.+ (10)
3.1	Amended and Restated Memorandum and Articles of Association, filed on November 16, 2022 (12).
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A ordinary shares Certificate. (2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (2)
4.4	Warrant Agreement dated July 14, 2020 by and between Continental and the Company. (4)
4.5	Description of Securities. (5)
10.1	Letter Agreement dated July 14, 2020 by and among the Company and its officers, directors and the Sponsor. (4)
10.2	Promissory Note, dated March 31, 2020, issued to the Sponsor. (1)
10.3	Investment Management Trust Agreement dated July 14, 2020 by and between Continental and the Company. (4)
10.4	Registration Rights Agreement dated July 14, 2020 by and between the Company and the Sponsor. (4)
10.5	Securities Subscription Agreement, dated March 31, 2020, between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement dated July 14, 2020 between the Company and the Sponsor. (4)
10.7	Form of Indemnity Agreement. (2)
10.8	Promissory Note, dated August 2, 2021, issued to the Sponsor. (6)
10.9	Termination Agreement, dated September 3, 2021. (7)
10.10	Promissory Note, dated October 20, 2021, issued to the Sponsor. (8)
10.11	Promissory Note, dated March 29, 2022, issued to the Sponsor. (9)
10.12	Promissory Note, dated March 29, 2022, issued to the Sponsor.(9)
10.13	Voting Agreement, dated as of September 26, 2022, by and among the Company , Indiev, and the stockholder of Indiev party thereto. (10)
10.14	Form of Lock-Up Agreement, by and between the Company and the stockholder of Indiev party thereto. (10)
10.15	Non-Competition Agreement, dated as of September 26, 2022, by and among the Company, Indiev and Mr. Hai Shi. (10)
10.16	Form of Registration Rights Agreement, by and among the Company, the Sponsor and Investors party thereto. (10)
10.17	Sponsor Letter Agreement, dated as of September 26, 2022 by and between the Company and the Sponsor. (10)
10.18	Form of Subscription Agreement, by and among the Company and the subscriber party thereto. (10)

10.20	Promissory Note, dated October 17, 2022, issued to the Sponsor. (11)
10.21	Promissory Note, dated March 31, 2023, issued to the Sponsor. (13)
21	List of Subsidiaries.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

+	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No: 333-239462), filed with the SEC on June 26, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No: 333-239462), filed with the SEC on July 6, 2020.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No: 333-239462), filed with the SEC on July 9, 2020.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2020.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021, as amended.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2021.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2021.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2021.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022.
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022.
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022.
(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2023.

 MALACCA STRAITS ACQUISITION COMPANY LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Malacca Straits Acquisition Company Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Malacca Straits Acquisition Company Limited (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 17, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2023

PCAOB Number 100

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$34,262	$112,687
Prepaid expenses and other current assets	80,000	—
Total Current Assets	114,262	112,687
Cash and marketable securities held in Trust Account	5,397,789	143,849,320
TOTAL ASSETS	$5,512,051	$143,962,007
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$679,207	$228,477
Promissory notes – related party	2,051,155	600,000
Promissory note - working capital	1,000,000	—
Due to affiliate	180,895	—
Class A ordinary shares tendered for redemption (Note 6)	—	96,694,490
Total Current Liabilities	3,911,257	97,522,967
Derivative warrant liabilities	231,353	4,728,384
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	9,173,860	107,282,601
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 517,354 at $10.43 per share as of December 31, 2022 and 4,705,551 at $10.00 per share as of December 31, 2021	5,397,789	47,055,510
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at December 31, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	—
Accumulated deficit	(9,059,957)	(10,376,463)
Total Shareholders’ Deficit	(9,059,598)	(10,376,104)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,512,051	$143,962,007

The accompanying notes are an integral part of these consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Operating costs	$1,759,463	$1,440,989
Loss from operations	(1,759,463)	(1,440,989)

Other income:
Interest earned – bank	4,129	3
Interest and dividend earned on marketable securities held in Trust Account	266,386	33,576
Change in fair market value of derivative warrant liabilities	4,497,031	7,457,876

Net Income	$3,008,083	$6,050,466

Weighted-average shares outstanding of Class A ordinary shares	3,995,981	14,375,000
Basic and diluted net income per share, Class A ordinary shares	$0.40	$0.34

Weighted-average shares outstanding of Class B ordinary shares	3,593,750	3,593,750
Basic and diluted net income per share, Class B ordinary shares	$0.40	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	3,593,750	$359	$—	$(16,426,929)	$(16,426,570)

Net income	—	—	—	—	—	6,050,466	6,050,466

Balance — December 31, 2021	—	—	3,593,750	359	—	(10,376,463)	(10,376,104)

Accretion of shares subject to redemption						(1,691,577)	(1,691,577)

Net income	—	—	—	—	—	3,008,083	3,008,083
Balance — December 31, 2022	—	$—	3,593,750	$359	$—	$(9,059,957)	$(9,059,598)

The accompanying notes are an integral part of these consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,008,083	$6,050,466
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on marketable securities held in Trust Account	(270,514)	(33,576)
Change in fair value of derivative warrant liability	(4,497,031)	(7,457,876)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(80,000)	75,844
Accrued expenses	450,730	146,992
Net cash used in operating activities	(1,388,732)	(1,218,150)

Cash Flows from Investing Activities:
Extension payments made into Trust Account	(1,321,743)	-
Withdrawal from Trust Account upon redemption of 13,857,646 Class A ordinary shares	140,043,788	-
Net cash provided by investing activities	138,722,045	-

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	2,451,155	600,000
Proceeds from affiliate	180,895	-
Redemption of 13,857,646 Class A ordinary shares	(140,043,788)	-
Net cash provided (used in) by financing activities	(137,411,738)	600,000

Net Change in Cash	(78,425)	(618,150)
Cash – Beginning of year	112,687	730,837
Cash – Ending of year	$34,262	$112,687

The accompanying notes are an integral part of these consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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

All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on July 17, 2020, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which had been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association then in effect (the “Amended and Restated Memorandum and Articles of Association”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Public Shares if the Company is unable to complete its initial Business Combination within the Combination Period, subject to applicable law. To mitigate the risk that the Company may be deemed to be an investment company for purposes of the Investment Company Act, in September 2022, the Company instructed the trustee of its Trust Account to liquidate the assets held in the Trust Account and instead hold all funds in a demand deposit account at a bank.

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

On December 27, 2021, the Company held its 2021 annual general meeting of shareholders and approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate a Business Combination from January 17, 2022 (which was 18 months from the closing of the Initial Public Offering) to October 17, 2022 (or such earlier date as determined by the board of directors of the Company (the “Board”)). In connection with the First Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “First Extension Redemption”). On January 7, 2022, the Company paid from the Trust Account an aggregate amount of $96,761,060, or approximately $10.00 per share to redeeming shareholders in the First Extension Redemption. For each one-month extension, the Sponsor agreed to contribute to the Company, as a loan, $0.03 for each Public Share not redeemed in connection with the First Extension Amendment (the “First Contribution”). First Contributions in the amount of $141,167 were payable monthly through the Company’s extension date in October 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). The Sponsor had the sole discretion as to whether to continue extending for additional calendar months until October 17, 2022.

On October 12, 2022, the Company held its 2022 annual general meeting of shareholders and approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the “Second Extension Amendment”). The Second Extension Amendment extended the date by which the Company must consummate a Business Combination from October 17, 2022 to July 17, 2023 (or such earlier date as determined by the Board). In connection with the Second Extension Amendment, shareholders holding 4,188,197 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Second Extension Redemption”). In October 2022, the Company paid from the Trust Account an aggregate amount of $43,282,728, or approximately $10.33 per share, to redeeming shareholders in the Second Extension Redemption. For each one-month extension, the Sponsor agreed to contribute to the Company, as a loan, $0.033 for each Public Share not redeemed in connection with the Second Extension Amendment (the “Second Contribution”). Second Contributions in the amount of $153,655 are payable monthly through the Company’s extension date in July 2023 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the year ended December 31, 2022, $1,321,743 was borrowed under the Promissory Notes (see Note 4) and deposited in the Trust Account. The Sponsor has the sole discretion as to whether to continue extending for additional calendar months until July 17, 2023.

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

In addition, the Indiev stockholders immediately prior to the Transactions (the “Earnout Participants”) will, as a group, have the contingent right to receive up to an additional 20,000,000 shares of New INDI common stock (the “Earnout Shares”) as follows: (i) the Earnout Participants will receive 5,000,000 of the Earnout Shares if the Company’s consolidated net sales of electric automobile vehicles for the 12-month period beginning with the start of the first calendar quarter starting after the Closing (the “First Sales Earnout Year”) is at least 400, at an average effective pre-tax sales price of $55,000 per vehicle, and will receive another 10,000,000 of the Earnout Shares if the consolidated net sales of electric automobile vehicles for next 12-month period after the First Sales Earnout Year is at least 2,000, at an average effective pre-tax sales price of $55,000 per vehicle. The Earnout Participants will receive another 5,000,000 of the Earnout Shares if the volume weighted-average stock price of New INDI common stock is at least $12.50 per share for any 20 trading day period within any 30 trading day period beginning 150 days after the Closing until December 31, 2024. For more information about the Transactions and the PIPE, see the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022 and Form S-4 on February 3, 2023.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $34,000 in its operating bank accounts available to fund a Business Combination. As of December 31, 2022, the Company’s working capital deficit was approximately $3,797,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). As discussed in Note 4, the Sponsor has advanced the Company $3,232,050 through December 31, 2022 under the agreements for the Promissory Notes (as defined in Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, the Company has determined that if the Company is unable to complete a Business Combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity requirements, date for mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither (i) an emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in the accompanying consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

 Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, and redemption of a portion of Class A ordinary shares in January and October 2022, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the accompanying consolidated balance sheets are reconciled in the following table:

	December 31, 2022	December 31, 2021
Gross proceeds	$143,750,000	$143,750,000
Less:
Proceeds allocated to Public Warrants	(3,090,625)	(3,090,625)
Class A ordinary shares issuance costs	(8,208,498)	(8,208,498)
Plus:
Accretion of carrying value to redemption value	11,299,123	11,299,123
Class A ordinary shares subject to possible redemption	143,750,000	143,750,000
Class A ordinary shares tendered for redemption	-	(96,694,490)
Class A ordinary shares redeemed from the Trust Account	(140,043,788)	-
Accretion of shares subject to redemption	1,691,577	-
Class A ordinary shares subject to possible redemption	$5,397,789	$47,055,510

Offering Costs

 Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $8,394,984, of which $8,208,498 was charged to ordinary shares subject to redemption upon the completion of the Initial Public Offering and $186,486 of costs allocated to the warrants was charged to operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using the quoted prices in an active market (see Note 8). For periods subsequent to the detachment of the Public Warrants (as defined in Note 3) from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants at each relevant date.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the period. Income or loss is allocated on a pro rata basis to each of the two classes of ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 Class A ordinary shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,583,751	$1,424,332	$4,840,373	$1,210,093

Denominator:
Basic and diluted weighted-average shares outstanding	3,995,981	3,593,750	14,375,000	3,593,750

Basic and diluted net income per ordinary share	$0.40	$0.40	$0.34	$0.34

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the Company’s accompanying consolidated balance sheets, primarily due to their short-term nature, except for derivative warrant liabilities (see Note 8). The Company invests in U.S. Treasury securities which are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. To mitigate the risk that the Company may be deemed to be an investment company for purposes of the Investment Company Act, in September 2022, the Company instructed the trustee of its Trust Account to liquidate the assets held in the Trust Account and instead hold all funds in a demand deposit account at a bank.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Promissory Notes – Related Party

On March 31, 2020, the Company issued an unsecured promissory note (the “IPO Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest-bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. The outstanding balance under the IPO Promissory Note of $246,330 was repaid upon the closing of the Initial Public Offering on July 17, 2020.

The Company has issued four unsecured promissory notes in the amount of up to $300,000, $300,000, $1,297,500 and $153,655, which were issued on August 2, 2021, October 20, 2021, March 29, 2022 and October 17, 2022, respectively (the “Promissory Notes”). The Promissory Notes are non-interest-bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed or (ii) the date of liquidation of the Company. The Promissory Notes are not convertible into equity or warrants. As of December 31, 2022, and 2021, the Company had $2,051,155 and $600,000, respectively, in outstanding borrowings under the Promissory Notes, including $300,000 under each of the August 2, 2021 and October 20, 2021 notes, and $1,297,500 under the March 29, 2022 note, and $153,655 under the October 17, 2022 note. On October 17, 2022, the Company issued a promissory note in the aggregate principal amount of up to $153,655 to the Sponsor of the Company in connection with Second Extension Amendment.

The Company issued an unsecured promissory note, dated March 29, 2022, in the amount of up to $1,000,000, to the Sponsor (the “Working Capital Note”). The proceeds of the Working Capital Note will be used for costs in connection with the Company’s initial Business Combination or as general working capital. The Working Capital Note is non-interest-bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the initial Business Combination is consummated or (ii) the date of the Company’s liquidation. The Working Capital Note is not convertible into equity or warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At December 31, 2022 and 2021, the Company had $1,000,000 and $0, respectively, in outstanding borrowings under the Working Capital Note. The outstanding borrowings on the Working Capital Note are included in the “Promissory notes – related party” line item on the accompanying consolidated balance sheets.

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

Due to affiliate

An affiliate of the Company advanced $180,895 for costs of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the affiliate in 2023. At December 31, 2022 and 2021, the balance due to affiliate totaled $180,895 and $-, respectively.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is continuing to evaluate the impact of the ongoing military conflict between Russia and Ukraine and has concluded that while it is reasonably possible that the conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. A portion of such amount, not to exceed 25% of the total amount of the deferred fee held in the Trust Account, may be re-allocated or paid to unaffiliated thirds parties that assist the Company in consummating a Business Combination. The election to re-allocate or make any such payments to unaffiliated third parties will be solely at the discretion of the Company’s management team, and such unaffiliated third parties will be selected by the management team at their sole and absolute discretion.

On September 26, 2022, simultaneously with the execution of the Merger Agreement, the Company and BTIG, LLC, as representative for the underwriters thereunder (“BTIG”) entered into an amendment (the “Amendment to Underwriting Agreement”) to the underwriting agreement, dated as of July 14, 2020, between the Company and BTIG (the “Underwriting Agreement”), pursuant to which amendment, BTIG agreed to revise the deferred underwriting fee payable to the underwriters of the Initial Public Offering with respect to this specific Closing from $5,031,250 in cash to a total of $1,500,000 in cash and 200,000 shares of the Company common stock (the “Representative Shares”), both deliverable at the Closing, and in exchange therefore, the Company agreed to (i) eliminate its right to pay a portion of deferred underwriting fee to third parties that did not participate in the Initial Public Offering that assist the Company with its initial Business Combination, (ii) add BTIG and the other Initial Public Offering underwriters as a “Holder” party to the Registration Rights Agreement, dated as of July 14, 2020, by and among the Company and the Sponsor, with respect to the Representative Shares, which will become “Registrable Securities” thereunder, and (iii) in connection with the Transactions, provide access to, and cooperate with, BTIG and its Representatives for its diligence review, use efforts to provide the Initial Public Offering underwriters with comfort letters, negative assurance letters and other documents from auditors and lawyers, and provide certain customary representations and warranties, covenants and indemnification to the Initial Public Offering underwriters. The amendment to the underwriter agreement has not been reflected on the accompanying consolidated balance sheet as of December 31, 2022 since the revised consideration is only modified in connection with a specific transaction and not an unconditional waiver. This amendment will be reflected upon the resolution of the contingent aforementioned specific Closing.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 517,314 and 4,705,551 Class A ordinary shares issued and outstanding, which are presented as temporary equity. In December 2021, and in connection with the First Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account and tendered the shares for redemption. Such Public Shares were redeemed in January 2022. In October 2022, and in connection with the Second Extension Amendment, shareholders holding 4,188,197 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account and tendered the shares for redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At both December 31, 2022 and 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

NOTE 7 — WARRANTS

At December 31, 2022 and 2021, the Company had 7,187,500 Public Warrants and 4,375,000 Private Placement Warrants outstanding. At December 31, 2022 and 2021, the fair value of the Public Warrants was $143,750 and $2,923,156, respectively, and the fair value of the Private Placement Warrants was $87,603 and $1,805,125, respectively.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted-average trading price of its Class A ordinary shares during the 20-trading-day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity U.S. Treasury securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. Treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. Trust Account investments in money market funds are presented at fair value.

At December 31, 2022, assets held in the Trust Account were comprised of $5,397,789 in cash. During the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account. In January and October 2022, $96,761,060 and $43,282,728 were withdrawn from the account to redeem Class A ordinary shares tendered for redemption.

At December 31, 2021, assets held in the Trust Account were comprised of $178 in cash and $143,849,142 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
Money Market Funds	1	$143,849,142

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

The fair value of the derivative warrant liabilities at December 31, 2022 is as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$143,750
Derivative Warrant Liabilities – Private Placement Warrants	2	87,603
		$231,353

The fair value of the derivative warrant liabilities at December 31, 2021 is as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	2	$2,923,156
Derivative Warrant Liabilities – Private Placement Warrants	3	1,805,228
		$4,728,384

 Private Warrants

The Private Placement Warrants are classified as Level 2 when a quoted market price for a similar instrument is available. When an observable market quote is not available, a Modified Black Scholes Model is used and the Private Placement Warrants are classified as Level 3. For the year ended December 31, 2022, the warrant liability for the private warrants were transferred from Level 3 to Level 2.

The key inputs into the Modified Black-Scholes Model for the Private Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	0.40
Expected volatility	6.6%
Risk-free interest rate	1.30%
Exercise price	$11.50
Fair value of the ordinary share price	$10.21

The following table presents the changes in the fair value of the Private Placement Warrant liabilities:

Private Placement Warrants
Fair value as of January 1, 2021	$4,639,385
Change in fair value of derivative warrant liabilities	(2,834,157)
Fair value as of December 31, 2021	$1,805,228

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers of Level 3 assets or liabilities for the year ended December 31, 2021.

Private Placement Warrants
Fair value as of January 1, 2022	$1,805,228
Change in fair value of derivative warrant liabilities	(1,717,625)
Transfer to Level 2	(87,603)
Fair value as of December 31, 2022	$-

Transfer from Levels 1, 2, and 3 are recognized at the end of the reporting period in which change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants were transferred from Level 3 measurement to a Level 2 during the year ended December 31, 2022 and was $1,805,228.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying consolidated balance sheet date up to the date that the accompanying consolidated financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

On March 31, 2023, the Company issued an unsecured promissory note (the “2023 Note”) in the amount of up to $1,000,000 to the Sponsor, the proceeds of which will be used for costs in connection with a Business Combination and as general working capital. The 2023 Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company. The 2023 Note is not convertible into equity or warrants. As of March 31, 2023, borrowings under the 2023 Note totaled $500,895.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Malacca Straits Acquisition Company Limited

Dated: March 31, 2023	By:	/s/ Gordon Lo
Gordon Lo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gordon Lo	Chief Executive Officer	March 31, 2023
Gordon Lo	(Principal Executive Officer)

/s/ Stanley Wang	Chief Financial Officer and Director	March 31, 2023
Stanley Wang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Vince Ming Shu Leung	Director	March 31 2023
Vince Ming Shu Leung

/s Ping He	Director	March 31, 2023
Ping He

/s/ Eugene Ty Tan	Director	March 31, 2023
Eugene Ty Tan