Form 10-Q
period 2023-03-31
Malacca Straits Acquisition Co Ltd
filed 2023-05-15
CIK 1807594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39383

Malacca Straits Acquisition Company Limited

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 601-2 St. George’s Building 2 Ice House Street Central Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2023, there were 517,354 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 3,593,750 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2023 (unaudited)	December 31, 2022
Current Assets
Cash	$107,769	$34,262
Prepaid expenses and other current assets	72,500	80,000
Total Current Assets	180,269	114,262
Cash held in Trust Account	5,449,007	5,397,789
TOTAL ASSETS	$5,629,276	$5,512,051
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$741,735	$679,207
Promissory notes – related party	2,051,155	2,051,155
Promissory notes - working capital	1,328,000	1,000,000
Due to affiliate	180,895	180,895
Total Current Liabilities	4,301,785	3,911,257
Derivative warrant liabilities	925,103	231,353
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	10,258,138	9,173,860
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 517,354 at $10.53 per share as of March 31, 2023, and $10.43 per share as December 31, 2022, respectively	5,449,007	5,397,789
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding at March 31, 2023 and December 31, 2022	359	359
Additional paid-in capital	—	—
Accumulated deficit	(10,078,228)	(9,059,957)
Total Shareholders’ Deficit	(10,077,869)	(9,059,598)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,629,276	$5,512,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating costs	$273,303	$189,342
Loss from operations	(273,303)	(189,342)

Other income (expense):
Interest and dividends earned on investments held in Trust Account	—	4,129
Change in fair value of derivative warrant liabilities	(693,750)	3,095,687
Net income (loss)	$(967,053)	$2,910,474

Weighted average shares outstanding of Class A ordinary shares	517,354	5,350,181
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$(0.24)	$0.33
Weighted average shares outstanding of Class B ordinary shares	3,593,750	3,593,750
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$(0.24)	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	-	$-	3,593,750	$359	$-	$(9,059,957)	$(9,059,598)
Net loss	-	-	-	-	-	(967,053)	(967,053)
Accretion of shares subject to redemption	-	-	-	-	-	(51,218)	(51,218)
Balance – March 31, 2023	-	$-	3,593,750	$359	$-	$(10,078,228)	$(10,077,869)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	3,593,750	$359	$-	$(10,376,463)	$(10,376,104)
Net income	-	-	-	-	-	2,910,474	2,910,474
Accretion of shares subject to redemption	-	-	-	-	-	(423,500)	(423,500)
Accretion of shares tendered for redemption	-	-	-	-	-	(66,570)	(66,570)
Balance – March 31, 2022	-	$-	3,593,750	$359	$-	$(7,956,059)	$(7,955,700)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(967,053)	$2,910,474
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on marketable securities held in Trust Account	-	(4,129)
Change in fair value of derivative warrant liabilities	693,750	(3,095,687)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,500	(44,625)
Accounts payable and accrued expenses	62,528	11,860
Net cash used in operating activities	(203,275)	(222,107)

Cash Flows from Investing Activities:
Extension payments made into Trust Account	(51,218)	(423,500)
Withdrawal from Trust Account upon redemption of 9,669,449 Class A ordinary shares	-	96,761,060
Net cash provided by investing activities	(51,218)	96,337,560

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	328,000	567,334
Redemption of 9,669,449 Class A ordinary shares	-	(96,761,060)
Net cash provided by (used in) financing activities	328,000	(96,193,726)

Net Change in Cash	73,507	(78,273)
Cash – Beginning of period	34,262	112,687
Cash – Ending of period	$107,769	$34,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
MARCH 31, 2023

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
MARCH 31, 2023

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

On October 12, 2022, the Company held its 2022 annual general meeting of shareholders and approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the “Second Extension Amendment”). The Second Extension Amendment extended the date by which the Company must consummate a Business Combination from October 17, 2022 to July 17, 2023 (or such earlier date as determined by the Board). In connection with the Second Extension Amendment, shareholders holding 4,188,197 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Second Extension Redemption”). In October 2022, the Company paid from the Trust Account an aggregate amount of $43,282,728, or approximately $10.33 per share, to redeeming shareholders in the Second Extension Redemption. For each one-month extension, the Sponsor agreed to contribute to the Company, as a loan, $0.033 for each Public Share not redeemed in connection with the Second Extension Amendment (the “Second Contribution”). Second Contributions in the amount of $17,073 are payable monthly through the Company’s extension date in July 2023 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). The Sponsor has the sole discretion whether to continue extending for additional calendar months until July 17, 2023.

The Company must consummate a Business Combination by July 17, 2023 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination) (such date, as may be extended pursuant to any further amendments to the Amended and Restated Memorandum and Articles of Association, the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

In addition, the Indiev stockholders immediately prior to the Transactions (the “Earnout Participants”) will, as a group, have the contingent right to receive up to an additional 20,000,000 shares of New INDI common stock (the “Earnout Shares”) as follows: (i) the Earnout Participants will receive 5,000,000 of the Earnout Shares if the Company’s consolidated net sales of electric automobile vehicles for the 12-month period beginning with the start of the first calendar quarter starting after the Closing (the “First Sales Earnout Year”) is at least 400, at an average effective pre-tax sales price of $55,000 per vehicle, and will receive another 10,000,000 of the Earnout Shares if the consolidated net sales of electric automobile vehicles for next 12-month period after the First Sales Earnout Year is at least 2,000, at an average effective pre-tax sales price of $55,000 per vehicle. The Earnout Participants will receive another 5,000,000 of the Earnout Shares if the volume weighted average stock price of New INDI common stock is at least $12.50 per share for any 20 trading day period within any 30 trading day period beginning 150 days after the Closing until December 31, 2024. For more information about the Transactions and the PIPE, see the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022 and Registration Statement on Form S-4 on February 3, 2023.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $108,000 in its operating bank accounts available to fund a Business Combination. As of March 31, 2023, the Company’s working capital deficit was approximately $4,173,000. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). As discussed in Note 4, the Sponsor has lent the Company $1,328,000 through March 31, 2023 under the Working Capital Notes (as defined in Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, the Company has determined that if the Company is unable to complete a Business Combination within the Combination Period, including any extension of the Combination Period that may be approved by the shareholders, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity requirements, date for mandatory liquidation and subsequent redemption of shares raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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
MARCH 31, 2023

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, and redemption of a portion of Class A ordinary shares in January 2022 and October 2022, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the accompanying unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(3,090,625)
Class A ordinary shares issuance costs	(8,208,498)
Plus:
Accretion of carrying value to redemption value	11,299,123
Class A ordinary shares subject to possible redemption	143,750,000
Class A ordinary shares redeemed from the Trust Account	(140,043,788)
Accretion of shares subject to redemption	1,691,577
Class A ordinary shares subject to possible redemption as of December 31, 2022	$5,397,789
Accretion of shares subject to redemption	51,218
Class A ordinary shares subject to possible redemption as of March 31, 2023	$5,449,007

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using quoted price in an active market (see Note 8). For periods subsequent to the detachment of the Public Warrants (as defined in Note 3) from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants at each relevant date.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 Class A ordinary shares in the aggregate. As of March 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$(121,697)	$(845,356)	$1,650,185	$1,260,289
Denominator:
Basic and diluted weighted average shares outstanding	517,354	3,593,750	5,350,181	3,593,750
Basic and diluted net income (loss) per ordinary share	$(0.24)	$(0.24)	$0.33	$0.33

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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
MARCH 31, 2023

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

Promissory Notes and Advances – Related Party

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

The Company issued four unsecured promissory notes (the “Working Capital Notes”) in the amount of up to $300,000, $300,000, $1,000,000 and $1,000,000 on August 2, 2021, October 20, 2021, March 29, 2022 and March 31, 2023, respectively, for costs in connection with the Company’s initial Business Combination or as general working capital. The Working Capital Notes are non-interest bearing and payable (subject to the waiver against trust provisions) at the earlier of (i) the date on which the initial Business Combination is consummated or (ii) the date of liquidation of the Company. The Working Capital Notes are not convertible into equity or warrants. As of March 31, 2023 and December 31, 2022, the Company had $1,328,000 and $1,000,000 in outstanding borrowings under the Working Capital Notes, respectively.

The Company issued two unsecured promissory notes (the “Extension Notes”) in the amount of $1,297,500 and $153,655 on March 29, 2022 and October 17, 2022, respectively, as extension payments for the First Extension Amendment and Second Extension Amendment, respectively. The Extension Notes are non-interest bearing and payable (subject to the waiver against trust provisions) at the earlier of (i) the date on which the initial Business Combination is consummated or (ii) the date of liquidation of the Company. The Extension Notes are not convertible into equity or warrants. As of March 31, 2023 and December 31, 2022, the Company had $2,051,155 in outstanding borrowings under the Extension Notes.

The outstanding borrowings on the Working Capital Notes and Extension Notes are included in the “Promissory notes – working capital” line item on the accompanying unaudited condensed consolidated balance sheets.

An affiliate of the Company advanced $180,895 for costs of certain regulatory fees incurred by the Company. The Company will reimburse this amount to the affiliate in 2023. Both at March 31, 2023 and December 31, 2022, the balance due to the affiliate totaled $180,895.

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
MARCH 31, 2023

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

On September 26, 2022, simultaneously with the execution of the Merger Agreement, the Company and BTIG, LLC, as representative for the underwriters thereunder (“BTIG”) entered into an amendment (the “Amendment to Underwriting Agreement”) to the underwriting agreement, dated as of July 14, 2020, between the Company and BTIG (the “Underwriting Agreement”), pursuant to which amendment, the Company decreased the deferred underwriting fee payable to the underwriters of the Initial Public Offering with respect to the Closing from $5,031,250 in cash to a total of $1,500,000 in cash and 200,000 Class A ordinary shares (the “Representative Shares”), both deliverable at the Closing, and in exchange therefore, the Company agreed to (i) eliminate its right to pay a portion of deferred underwriting fee to third parties that did not participate in the Initial Public Offering that assist the Company with its initial Business Combination, (ii) add BTIG and the other Initial Public Offering underwriters as a “Holder” party to the Registration Rights Agreement, dated as of July 14, 2020, by and among the Company and the Sponsor, with respect to the Representative Shares, which will become “Registrable Securities” thereunder, and (iii) in connection with the Transactions, provide access to, and cooperate with, BTIG and its Representatives for its diligence review, use efforts to provide the Initial Public Offering underwriters with comfort letters, negative assurance letters and other documents from auditors and lawyers, and provide certain customary representations and warranties, covenants and indemnification to the Initial Public Offering underwriters. The Amendment to Underwriter Agreement has not been reflected on the accompanying consolidated balance sheet as of March 31, 2023 since the revised consideration is only modified in connection with a specific transaction and not an unconditional waiver. This Amendment to Underwriting Agreement will be reflected upon the resolution of the contingent aforementioned specific Closing.

Note 6 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At both March 31, 2023 and December 31, 2022, there were 517,354 Class A ordinary shares issued and outstanding, respectively, which are presented as temporary equity. In December 2021 and in connection with the First Extension Amendment, shareholders holding 9,669,449 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account and tendered the shares for redemption. Such Public Shares were redeemed in January 2022. In October 2022 and in connection with the Second Extension Amendment, shareholders holding 4,188,197 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account and tendered the shares for redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

Note 7 — Warrants

At March 31, 2023 and December 31, 2022, the Company had 7,187,500 Public Warrants and 4,375,000 Private Placement Warrants outstanding. At March 31, 2023 and December 31, 2022, the fair value of the Public Warrants was $575,000 and $143,750, respectively, and the fair value of the Private Placement Warrants was $350,103, and $87,603, respectively.

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
MARCH 31, 2023

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
MARCH 31, 2023

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

At March 31, 2023, assets held in the Trust Account were comprised of $5,449,007 in cash. During the three months ended March 31, 2023, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2022, assets held in the Trust Account were comprised of $5,397,789 in cash.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the derivative warrant liabilities at March 31, 2023 is as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	2	$575,000
Derivative Warrant Liabilities – Private Placement Warrants	2	350,103
		$925,103

The fair value of the derivative warrant liabilities at December 31, 2022 is as follows:

Description	Level	Fair Value
Derivative Warrant Liabilities – Public Warrants	1	$143,750
Derivative Warrant Liabilities – Private Placement Warrants	2	87,603
		$231,353

The Public Warrants were valued using quoted prices in an active market.

MALACCA STRAITS ACQUISITION COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Unaudited)

Private Placement Warrants

The Private Placement Warrants are classified as Level 2 when a quoted market price for a similar instrument is available. For both three months ended March 31, 2023 and the year ended December 31, 2022, the Private Placement Warrants were classified as Level 2.

The following table presents the changes in the fair value of the Private Placement Warrant liabilities as of March 31, 2022.

Private
Warrants
Fair value as of January 1, 2022	$1,805,228
Change in fair value of derivative warrant liabilities	(1,179,500)
Fair value as of March 31, 2022	$625,728

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy were analyzed each period based on changes in estimates or assumptions and recorded as appropriate during the three months ended March 31, 2022.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed consolidated balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2023 (the “Report”) to “we,” “us” or the “Company” refer to Malacca Straits Acquisition Company Limited. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Indiev Transactions

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

In addition, the Earnout Participants will, as a group, have the contingent right to receive up to an additional 20,000,000 Earnout Shares as follows: (i) the Earnout Participants will receive 5,000,000 of the Earnout Shares if the Company’s consolidated net sales of electric automobile vehicles for the 12-month period beginning with the start of the First Sales Earnout Year is at least 400, at an average effective pre-tax sales price of $55,000 per vehicle, and will receive another 10,000,000 of the Earnout Shares if the consolidated net sales of electric automobile vehicles for next 12-month period after the First Sales Earnout Year is at least 2,000, at an average effective pre-tax sales price of $55,000 per vehicle. The Earnout Participants will receive another 5,000,000 of the Earnout Shares if the volume weighted average stock price of New INDI common stock is at least $12.50 per share for any 20 trading day period within any 30 trading day period beginning 150 days after the Closing until December 31, 2024. For more information about the Transactions and the PIPE, see the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022 and Registration Statement on Form S-4 on February 3, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below under “Liquidity and Capital Resources”, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, a trust account located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2023, we had net loss of $967,053, which consisted of operating expenses of $273,303, and an increase in fair value of derivative warrants liabilities of $693,750.

For the three months ended March 31, 2022, we had a net income of $2,910,474, which consisted of operating expenses of $189,342, offset by change in fair value of derivative warrants liabilities of $3,095,687 and interest and dividend earned on investment held in the Trust Accounts of $4,129.

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

For the three months ended March 31, 2023, net cash used in operating activities was $203,275. Net loss of $967,053 was offset by the change in the fair value of derivative warrant liabilities of $693,750. Changes in operating assets and liabilities used $70,028 of cash from operating activities.

At March 31, 2023, we had cash held in the trust of $5,449,007. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2023, we had cash of $107,769 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We have entered into the Working Capital Notes with our Sponsor for general working capital purpose and the Extension Notes in connection with the First Extension Amendment and Second Extension Amendment (see Note 4 in “Item 1. Financial Statements”). The Working Capital Notes and Extension Notes are non-interest bearing and payable at the earlier of (i) the date on which the initial Business Combination is completed and (ii) the date of our liquidation. As of March 31, 2023, there was a total of $1,328,000 outstanding under the Working Capital Notes and $2,051,155 outstanding under the Extension Notes.

Going Concern

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, we have determined that if we are unable to complete a Business Combination within the Combination Period, including by the outside date of the Merger Agreement, subject to any extension of the Combination Period that may be approved by the shareholders, then we will cease all operations except for the purpose of liquidating. The Company’s liquidity requirement, the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to the Amendment to Underwriting Agreement entered on September 26, 2022, the underwriters are entitled to a deferred fee of a total of $1,500,000 in cash and 200,000 our Class A ordinary shares. The deferred fee will become deliverable at this specific Closing, subject to the terms of the Underwriting Agreement and the Amendment to Underwriting Agreement.

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

We issued 7,187,500 Public Warrants to investors in our Initial Public Offering and issued 4,375,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40, “Contracts in Entity’s Own Equity”. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was initially measured using a Monte Carlo simulation approach with subsequent measurements based off the quarterly trading price, whereas the fair value of the Private Placement Warrants was estimated initially and subsequently using a Modified Black Scholes Model. During the three months ended March 31, 2023, the Private Placement Warrants were using the quoted market price.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in China’s economic, political or social conditions or government policies could materially adversely affect the business of our company.

Our principal executive offices and management team are located in Hong Kong. Accordingly, the business, financial condition, results of operations and prospects of our company may be influenced by political, economic and social conditions in China generally.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange control and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, the government still owns a substantial portion of productive assets in China.

In addition, the Chinese government plays a significant role in regulating industry development through industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could materially adversely affect the overall economic growth of China. Such developments could adversely affect our business and operating results, reducing demand for our services and adversely affecting our competitive position.

The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may negatively affect us. In the past the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth. These measures may decrease economic activity in China, which may adversely affect our business and operating results.

Uncertainties with respect to the PRC legal system could adversely affect us, as well as our ability to consummate a Business Combination with operations in China.

The People’s Republic of China (“PRC”) legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.

The interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we obtain. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. We may not be aware of our violation of any of these policies and rules until after the violation occurs. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. We do not believe we are among the “operator of critical information infrastructure” or “data processor” as mentioned above, however, the revised draft of the Measures for Cybersecurity Review is in the process of being formulated and it remains unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities. Thus, it is still uncertain how PRC governmental authorities will regulate overseas listing in general and whether we are required to obtain any specific regulatory approvals. Furthermore, if the China Securities Regulatory Commission, or the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our initial Business Combination, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to search for or complete an initial Business Combination.

Furthermore, the PRC government authorities may strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. Such actions taken by the PRC government authorities may intervene or influence our operations at any time, which are beyond our control. Therefore, any such action may adversely affect our operations and significantly limit or hinder our ability to offer or continue to offer securities to you and reduce the value of such securities.

Uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our securities or impair our ability to raise money.

The PRC government may exert substantial influence over the manner in which we conduct our business activities following a Business Combination. The PRC government may also intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities.

We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, if we are required to obtain approval in the future and were denied permission from Chinese authorities to continue listing on the U.S. exchanges, we may not be able to continue listing on the U.S. exchange, continue to offer securities to investors, or materially affect the interest of the investors and cause significantly depreciation of the price of our securities.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China following a Business Combination may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in our operations in China.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s application be removed from smartphone app stores. Similarly, our business segments may be subject to various government and regulatory interference in the regions in which we operate. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to continue listing on U.S. exchanges, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

It may be difficult for overseas shareholders and/or regulators to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC without first receiving approval from the China Securities Regulatory Commission. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.

While we are an exempted company incorporated under the laws of the Cayman Islands, following our initial Business Combination, we may conduct business operations in China and our assets may be located in China. In addition, our officers may reside within China for a significant portion of the time and they may be PRC nationals. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan and many other jurisdictions. As a result, it may not be possible for investors to serve process upon us or those persons in China, or to enforce against us or them in China, any judgments obtained from non-PRC jurisdictions. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. It may also be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors who do not reside in the United States or have substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

On July 14, 2006, the Supreme People’s Court of China and the Government of the Hong Kong Special Administrative Region signed an Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters, or the 2006 Arrangement. Under such arrangement, where any designated People’s Court or any designated Hong Kong court has made an enforceable final judgment requiring payment of money in a civil and commercial case pursuant to a choice of court agreement, any party concerned may apply to the relevant People’s Court or Hong Kong court for recognition and enforcement of the judgment. On January 18, 2019, the Supreme Court of the People’s Republic of China and the Department of Justice under the Government of the Hong Kong Special Administrative Region signed the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region (the “2019 Arrangement”). The 2019 Arrangement, for the reciprocal recognition and enforcement of judgments in civil and commercial matters between the courts in mainland China and those in the Hong Kong Special Administrative Region, stipulates the scope and particulars of judgments, the procedures and ways of the application for recognition or enforcement, the review of the jurisdiction of the court that issued the original judgment, the circumstances where the recognition and enforcement of a judgment shall be refused, and the approaches towards remedies, among others. After a judicial interpretation has been promulgated by the Supreme People’s Court and the relevant procedures have been completed by the Hong Kong Special Administrative Region, both sides shall announce a date on which the 2019 Arrangement shall come into effect. The 2019 Arrangement shall apply to any judgment made on or after its effective date by the courts of both sides. The 2006 Arrangement shall be terminated on the same day when the 2019 Arrangement comes into effect. If a “written choice of court agreement” has been signed by parties according to the 2006 Arrangement prior to the effective date of the 2019 Arrangement, the 2006 Arrangement shall still apply. Although the 2019 Arrangement has been signed, its effective date has yet to be announced. Therefore, there are still uncertainties about the outcomes and effectiveness of enforcement or recognition of judgments under the 2019 Arrangement.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the United States has not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC. Accordingly, without the consent of the competent PRC securities regulators or other relevant authorities, no entity or individual may provide any documents and materials relating to securities business activities to foreign entities or government agencies.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, filed on October 14, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).
10.1	Promissory Note issued to Malacca Straits Management Company Limited, dated March 31, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 31, 2023).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALACCA STRAITS ACQUISITION COMPANY LIMITED

Date: May 15, 2023		/s/ Gordon Lo
	Name:	Gordon Lo
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2023		/s/ Stanley Wang
	Name:	Stanley Wang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)